Form 10-Q
period 2025-06-30
Titan Acquisition Corp.
filed 2025-08-18
CIK 2009183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 18, 2025, the registrant had a total of 27,600,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Titan Acquisition Corp

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	2
Condensed Statements of Operations for the three and six months ended June 30, 2025, and the three months ended June 30, 2024 and the period from January 11, 2024 (inception) through June 30, 2024 (Unaudited)	3
Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2025 and the three months ended June 30, 2024 and the period from January 11, 2024 (inception) through June 30, 2024 (Unaudited)	4
Condensed Statements of Cash Flows for the six months ended June 30, 2025 and for the period from January 11, 2024 (inception) through June 30, 2024 (Unaudited)	5
Notes to the Condensed Financial Statements (Unaudited)	6

Titan Acquisition Corp

Condensed Balance Sheets

	As at June 30, 2025	As at December 31, 2024
Assets
Current assets:
Cash	$951,408	$25,000
Due from Sponsor	25,000	-
Prepaid insurance - current	83,916	-
Total current assets	1,060,324	25,000
Deferred offering costs associated with proposed public offering	-	320,330
Investments held in Trust Account	279,953,413	-
Prepaid insurance	62,929	-
Total Assets	$281,076,666	$345,330

Liabilities and Shareholders’ Equity/(Deficit)
Current liabilities:
Accrued offering expenses	$-	$320,330
Accounts payable and accrued expenses	-	44,040
Due to related party	-	135,000
Due to sponsor	-	74,200
Total current liabilities	-	573,570
Deferred underwriting commission	13,140,000	-
Total liabilities	13,140,000	573,570

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 27,600,000 shares subject to possible redemption at $10.14 and $0 per share	279,953,413	-

Shareholders’ Equity/(Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding(1)	690	690
Additional paid-in capital	-	24,310
Accumulated deficit	(12,017,437)	(253,240)
Total shareholders’ equity (deficit)	(12,016,747)	(228,240)
Total Liabilities and Shareholders’ Equity (Deficit)	$281,076,666	$345,330

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option. As a result, the shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Operations (Unaudited)

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six Months ended June 30, 2025	Period from January 11, 2024 (inception) to June 30, 2024
General and administrative expenses	$(53,422)	$45,049	$24,870	$123,266
Loss from operations	$53,422	$(45,049)	$(24,870)	$(123,266)

Other income	5,249	-	5,247	-
Interest income from investments held in trust account
Unrealized gain on investments held in trust account	2,573,413	-	2,573,413	-
Net income	$2,632,084	$(45,049)	$2,553,790	$(123,266)

Weighted average shares outstanding, basic and diluted(1)(2)	24,870,330	-	12,503,867	-
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	0.08	-	0.14	-

Weighted average shares outstanding of Class B ordinary shares, basic and diluted(1)	6,810,989	6,000,000	6,407,735	6,000,000
Basic and diluted net loss per share, Class B ordinary shares	0.08	(0.01)	0.14	(0.02)

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option, releasing 900,000 shares from forfeiture. For the purpose of calculating net loss per share for period from January 11, 2024 (inception) through June 30, 2024, the weighted average shares outstanding have been retroactively adjusted to reflect these issuances.
(2)	Excludes up to 900,000 Class B ordinary shares subject to forfeiture if over-allotment option was not exercised in full or in part by the underwriters. On April 10, 2025, the underwriters fully exercised the over-allotment option. As a result, the shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Changes in Shareholder’s Deficit

Three and six months ended June 30, 2025 and three months ended June 30, 2024 and the period from January 11, 2024 (inception) through June 30, 2024 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 11, 2024 (inception)	-	-	-	-	-	-	-
Issuance of Class B ordinary shares to Sponsor	-	-	6,900,000	690	24,310	-	25,000
Net loss	-	-	-	-	-	(123,266)	(123,266)
June 30, 2024	-	-	6,900,000	690	24,310	(123,266)	(98,266)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2024	-	-	6,900,000	690	24,310	(78,217)	(53,217)
Net loss	-	-	-	-	-	(45,049)	(45,049)
Balance – June 30, 2024	-	-	6,900,000	690	24,310	(123,266)	(98,266)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	-	-	6,900,000	690	24,310	(253,240)	(228,240)
Net loss	-	-	-	-	-	(78,292)	(78,292)
Balance – March 31, 2025 (unaudited)	-	-	6,900,000	690	24,310	(331,532)	(306,532)
Issuance of private units					8,110,056		8,110,056
Fair value of public warrants					3,808,800		3,808,800
Allocated value of transaction costs to Public and Private warrants					(259,757)		(259,757)
Accretion for Class A ordinary shares subject to redemption amount					(26,001,398)		(26,001,398)
Reclass of additional paid in capital to accumulated deficit					14,317,989	(14,317,989)	-
Net income		-		-	-	2,632,084	2,632,084
Balance – June 30, 2025 (unaudited)	-	-	6,900,000	690	-	(12,017,437)	(12,016,747)

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option. As a result, the shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Cash Flows (Unaudited)

	Six Months ended June 30, 2025	Period from January 11, 2024 (inception) to June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$2,553,790	$(123,266)
Unrealized return on investments held in Trust Account	(2,573,413)	-
Changes in current assets and liabilities:
Increase in prepaid insurance - current	(83,916)	-
Decrease in accounts payable and accrued expenses	(179,040)	93,200
Decrease in due to Sponsor	(99,200)	30,650
Deferred offering costs	-	(650)
Prepaid insurance	(62,929)	-
Net cash used in operating activities	(444,708)	(66)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(277,380,000)	-
Net cash used in financing activities	(277,380,000)	-

Cash Flows from Financing activities:
Proceeds from Issuance of shares to Sponsor	-	25,000
Gross proceeds from initial public offering	276,000,000	-
Proceeds from private placement	8,110,056	-
Payment of offering costs	(5,358,940)	-
Net cash provided by financing activities	278,751,116	25,000

Net increase in cash	926,408	24,934
Cash – beginning of the period	25,000	-
Cash – end of the period	$951,408	$24,934

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering expenses

The accompanying notes are an integral part of these condensed financial statements.

TITAN ACQUISITION CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS JUNE 30, 2025 (UNAUDITED)

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

As of June 30, 2025, the Company had not yet commenced operations. All activity for the period from January 11, 2024 (inception) through June 30, 2025, relates to the Company’s formation and the Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

Liquidity and Capital Sources

As of June 30, 2025, and December 31, 2024, the Company had cash balances of $951,408 and $25,000, respectively. The working capital was a surplus of $1,060,324 as of June 30, 2025, and a deficit of $548,570 as of December 31, 2024, excluding deferred offering costs. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” and through the consummation of the Initial Public Offering, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 10, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2025. The interim results for the six months ended June 30, 2025 and for period from January 11, 2024 (inception) through June 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Remeasurement of carrying value to redemption value of redeemable shares of ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value.

As of June 30, 2025, the public and private warrants are exercisable to purchase in aggregate, 13,800,000 and 8,110,056 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

	Three months ended June 30, 2025		Three months ended June 30, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income (loss) per share:

Numerator:
Allocation of net income	$2,066,227	$565,857	$-	$(45,049)

Denominator:
Weighted average shares outstanding, basic	24,870,330	6,810,989	-	6,000,000

Basic net income (loss) per share	$0.08	$0.08	$-	$(0.01)
Weighted average shares outstanding, diluted	24,870,330	6,900,000	-	6,000,000
Diluted net income (loss) per share	0.08	0.08	-	(0.01)

	Six months ended June 30, 2025		January 11, 2024 (inception) to June 30, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income (loss) per share:

Numerator:
Allocation of net income (loss)	$1,688,501	$865,289	$-	$(123,266)

Denominator:
Weighted average shares outstanding, basic	12,503,867	6,407,735	-	6,000,000

Basic net income (loss) per share	$0.14	$0.14	$-	$(0.02)
Weighted average shares outstanding, diluted	12,503,867	6,900,000	-	6,000,000
Diluted net income (loss) per share	0.13	0.13	-	$(0.02)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Warrant Instruments

In conjunction with the IPO on April 10, 2025, the Company accounted for the Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2025, and December 31, 2024, there were 21,910,056 warrants, including 13,800,000 Warrants and 8,110,056 Private Placement Warrants, and nil outstanding respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had $951,408 and $25,000, respectively, in cash.

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

The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On April 10, 2025, the Company consummated the Initial Public Offering including the full exercise of the underwriters’ over-allotment option.

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

The Company’s public warrants were valued using a Monte Carlo Simulation model and were classified within shareholder’s deficit and will not require remeasurement after issuance. The fair value of the Public Warrants was estimated to be $3,808,800 at issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants. These assumptions also include unobservable inputs (Level 3 inputs).

Public Warrants
Calculated price per warrant	$0.28
Probability of Initial Business Combination	17.9%
Implied Class A ordinary share price	$9.86
Weighted Term (years)	2.89
Exercise price	$11.50
Volatility	6.40%
Risk-Free rate	3.85%

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly at June 30, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less: Proceeds allocated to Public Warrants	(3,808,800)
Less: Public Shares issuance costs	(18,239,185)
Add: Remeasurement of carrying value to redemption value	26,001,398
Class A ordinary shares subject to possible redemption June 30, 2025	$279,953,413

As of December 31, 2024, there were no Class A ordinary shares issued or outstanding.

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

	June 30,	December 31,
	2025	2024
Cash	$951,408	$25,000
Deferred offering costs associated with proposed public offering		320,330
Due from Sponsor	25,000
Investments held in trust	279,953,413
Prepaid insurance	146,845
Total Assets	$281,076,666	$345,330

	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Period from January 11, 2024 (inception) through June 30, 2024
General and administrative expenses	$-	$45,049	$24,870	$123,266
Loss from operations	$-	$(45,049)	$(24,870)	$(123,266)

Other income	58,671	-	5,249	-
Unrealized investments held in trust account	2,573,413	-	2,573,413	-
Net Income (loss)	$2,632,084	$(45,049)	$2,553,792	$(123,266)

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

The initial shareholders have agreed to forfeit up to an aggregate of 900,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the option to purchase additional units is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On April 10, 2025, the underwriters’ elected to fully exercise their over-allotment option. Accordingly, an aggregate of 900,000 Founder Shares are no longer subject to forfeiture.

As of June 30, 2025 and December 31, 2024, there were 6,900,000 Founder Shares issued and outstanding.

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

Related Party Loans

Prior to the closing of the initial public offering, the Sponsor committed to providing the Company with a loan facility of up to $300,000 under a promissory note to cover a portion of the offering-related expenses. The loan was non-interest bearing, unsecured, and repayable upon the earlier of December 31, 2025, or the completion of the offering. As of June 30, 2025, and December 31, 2024, no amounts had been drawn under this agreement, and accordingly, no outstanding balance were outstanding. Upon the successful completion of the initial public offering on April 10, 2025, the loan facility is no longer available to the Company.

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of June 30, 2025 and December 31, 2024, there was nil and $74,200 outstanding balance owed to the sponsor respectively. However, as of June 30, 2025, the Sponsor owes the Company $25,000 for the private placement warrants.

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

Administrative Agreement

Commencing April 10, 2025, the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative, financial and support services.

The Company entered into a consulting agreement for advisory services with an entity affiliated with the President of the Company with a fee of $15,000 per month. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The entity affiliated with the President of the Company billed a consulting fee of $75,000 during the period January 11, 2024 to June 30, 2024. In April 2025, the entity affiliated with the Company’s president agreed to waive all outstanding balances billed under the consulting agreement. On April 14, 2025, a new agreement was executed, amending the terms of the previously signed contract. Under this revised agreement, the Company will pay a monthly consulting fee of $10,000, effective April 1, 2025. As of June 30, 2025 and December 31, 2024, outstanding balances were nil and $135,000, respectively, classified under due to related party in the accompanying condensed balance sheets.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding excluding 27,600,000 Class A ordinary shares subject to possible redemption.

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

As of June 30, 2025 and December 31, 2024, there were 6,900,000 Founder Shares issued and outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Warrants — As of June 30, 2025 and December 31, 2024, there were 21,910,056 warrants, including 13,800,000 Warrants and 8,110,056 Private Placement Warrants, and nil outstanding respectively.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to the reporting date of June 30, 2025 have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the three months ended June 30, 2025 and 2024 we had a net income (loss) of $2,632,084 and (45,049) primarily comprised of unrealized return on investments held in trust account and general and administrative costs related to our Initial Public Offering.

For the six months ended June 30, 2025 and period from January 11, 2024 (inception) through June 30, 2024, we had a net income (loss) of $2,553,792 and (123,266) primarily comprised of unrealized return on investments held in trust account and general and administrative costs related to our Initial Public Offering.

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

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of June 30, 2025, we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Interim Financial Statements” as we have not conducted any operations to date.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Other than as described above, there has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as is described in our final prospectus related to our Initial Public Offering. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement.

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

Date: August 18, 2025	Titan Acquisition Corp

	By:	/s/ Frank Mastrangelo
Frank Mastrangelo
Chief Executive Officer

By:	/s/ Adeel Rouf
Adeel Rouf
Chief Financial Officer