Form 10-Q
period 2025-09-30
Titan Acquisition Corp.
filed 2025-11-13
CIK 2009183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, the registrant had a total of 27,600,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Titan Acquisition Corp

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	2
Condensed Statements of Operations for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024 and the period from January 11, 2024 (inception) through September 30, 2024 (Unaudited)	3
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024 and the period from January 11, 2024 (inception) through September 30, 2024 (Unaudited)	4
Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and the period from January 11, 2024 (inception) through September 30, 2024 (Unaudited)	5
Notes to the Condensed Financial Statements (Unaudited)	6

Titan Acquisition Corp

Condensed Balance Sheets

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash	$859,596	$25,000
Due from Sponsor	25,000	-
Prepaid insurance - current	83,916	-
Total current assets	968,512	25,000
Deferred offering costs associated with initial public offering	-	320,330
Investments held in Trust Account	282,878,221	-
Prepaid insurance	41,950	-
Total Assets	$283,888,683	$345,330

Liabilities and Shareholders’ Deficit
Current liabilities:
Accrued offering expenses	$-	$320,330
Accounts payable and accrued expenses	30,928	44,040
Due to related party	-	135,000
Due to sponsor	-	74,200
Total current liabilities	30,928	573,570
Deferred underwriting commission	13,140,000	-
Total liabilities	13,170,928	573,570

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 27,600,000 shares subject to possible redemption at $10.25 and $0 per share as of September 30, 2025 and December 31, 2024	282,878,221	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding(1) as of September 30, 2025 and December 31, 2024	690	690
Additional paid-in capital	-	24,310
Accumulated deficit	(12,161,156)	(253,240)
Total shareholders’ deficit	(12,160,466)	(228,240)
Total Liabilities and Shareholders’ Deficit	$283,888,683	$345,330

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option. As a result, the shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Operations (Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Period from January 11, 2024 (inception) through September 30, 2024
General and administrative expenses	$153,075	$44,934	$177,945	$168,200
Loss from operations	(153,075)	(44,934)	(177,945)	(168,200)

Other income	9,356	-	14,605	-
Unrealized gain on investments held in Trust Account	2,924,808	-	5,498,221	-
Net income (loss)	$2,781,089	$(44,934)	$5,334,881	$(168,200)

Weighted average Class A shares outstanding, basic and diluted(1)(2)	27,600,000	-	17,591,209	-
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.08	$-	$0.22	$-

Weighted average shares outstanding of Class B ordinary shares, basic(1)(2)	6,900,000	6,000,000	6,573,626	6,000,000
Basic net income (loss) per share, Class B ordinary shares	$0.08	$(0.01)	$0.22	$(0.03)

Weighted average shares outstanding of Class B ordinary shares, diluted	6,900,000	6,000,000	6,900,000	6,000,000
Diluted net income (loss) per share, Class B ordinary shares(1)(2)	$0.08	(0.01)	0.21	(0.03)

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option, releasing 900,000 shares from forfeiture. For the purpose of calculating net loss per share for the period from January 11, 2024 (inception) through September 30, 2024, the weighted average shares outstanding have been retroactively adjusted to reflect these issuances.
(2)	Excludes up to 900,000 Class B ordinary shares subject to forfeiture if over-allotment option was not exercised in full or in part by the underwriters. On April 10, 2025, the underwriters fully exercised the over-allotment option. As a result, the shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Changes in Shareholders’ Deficit

Three and nine months ended September 30, 2025 and the three months ended September 30, 2024 and the period from January 11, 2024 (inception) through September 30, 2024 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	-	$-	6,900,000	$690	$24,310	$(253,240)	$(228,240)
Issuance of private placement units	-	-	-	-	8,110,056	-	8,110,056
Fair value of public warrants	-	-	-	-	3,808,800	-	3,808,800
Allocated value of transaction costs to Public and Private warrants	-	-	-	-	(259,757)	-	(259,757)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	(26,001,398)	(2,924,808)	(28,926,206)
Reclass of additional paid in capital to accumulated deficit	-	-	-	-	14,317,989	(14,317,989)	-
Net income		-		-	-	5,334,881	5,334,881
Balance - September 30, 2025	-	$-	6,900,000	$690	$-	$(12,161,156)	$(12,160,466)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 30, 2025	-	$-	6,900,000	$690	$-	$(12,017,437)	$(12,016,747)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	-	(2,924,808)	(2,924,808)
Net income	-	-	-	-	-	2,781,089	2,781,089
Balance – September 30, 2025	-	$-	6,900,000	$690	$-	$(12,161,156)	$(12,160,466)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 11, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,900,000	690	24,310	-	25,000
Net loss	-	-	-	-	-	(168,200)	(168,200)
Balance - September 30, 2024	-	$-	6,900,000	$690	$24,310	$(168,200)	$(143,200)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – June 30, 2024	-	$-	6,900,000	$690	$24,310	$(123,266)	$(98,266)
Net loss	-	-	-	-	-	(44,934)	(44,934)
Balance – September 30, 2024	-	$-	6,900,000	$690	$24,310	$(168,200)	$(143,200)

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option. As a result, the shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended September 30, 2025	Period from January 11, 2024 (inception) through September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$5,334,881	$(168,200)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized return on investments held in Trust Account	(5,498,221)	-
Changes in operating assets and liabilities:
Prepaid insurance - current	(83,916)	-
Accounts payable and accrued expenses	(148,114)	30,000
Due to Sponsor	(99,200)	48,200
Related party	-	90,000
Prepaid insurance	(41,950)	-
Net cash used in operating activities	(536,520)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(277,380,000)	-
Net cash used in investing activities	(277,380,000)	-

Cash Flows from Financing activities:
Proceeds from Issuance of shares to Sponsor	-	25,000
Gross proceeds from initial public offering	276,000,000	-
Proceeds from private placement	8,110,056	-
Payment of offering costs	(5,358,940)	-
Net cash provided by financing activities	278,751,116	25,000

Net increase in cash	834,596	25,000
Cash – beginning of the period	25,000	-
Cash – end of the period	$859,596	$25,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering expenses	$-	$299,889

The accompanying notes are an integral part of these condensed financial statements.

TITAN ACQUISITION CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED)

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

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from January 11, 2024 (inception) through September 30, 2025, relates to the Company’s formation and the Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value equals the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the condensed balance sheets until such date that a redemption event takes place.

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

Liquidity and Capital Sources

As of September 30, 2025 and December 31, 2024, the Company had cash balances of $859,596 and $25,000, respectively. The working capital was a surplus of $937,584 as of September 30, 2025, and a deficit of $548,570 as of December 31, 2024, excluding deferred offering costs. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” and through the consummation of the Initial Public Offering, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 10, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on April 16, 2025. The interim results for the nine months ended September 30, 2025 and for period from January 11, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. Remeasurement of carrying value to redemption value of redeemable shares of ordinary shares is excluded from income (loss) per share as the redemption value approximates fair value.

As of September 30, 2025, the public and private warrants are exercisable to purchase in aggregate, 13,800,000 and 8,110,056 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

	Three months ended September 30, 2025		Three months ended September 30, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income (loss) per share:

Numerator:
Allocation of net income (loss)	$2,224,871	$556,218	$-	$(44,934)

Denominator:
Weighted average shares outstanding, basic	27,600,000	6,900,000	-	6,000,000

Basic net income (loss) per share	$0.08	$0.08	$-	$(0.01)
Weighted average shares outstanding, diluted	27,600,000	6,900,000	-	6,000,000
Diluted net income (loss) per share	$0.08	$0.08	$-	$(0.01)

	Nine months ended September 30, 2025		January 11, 2024 (inception) through September 30, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income (loss) per share:

Numerator:
Allocation of net income (loss)	$3,883,617	$1,451,262	$-	$(168,200)

Denominator:
Weighted average shares outstanding, basic	17,591,209	6,573,626	-	6,000,000

Basic net income (loss) per share	$0.22	$0.22	$-	$(0.02)
Weighted average shares outstanding, diluted	17,591,209	6,900,000	-	6,000,000
Diluted net income (loss) per share	$0.22	$0.21	$-	$(0.02)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Warrant Instruments

In conjunction with the IPO on April 10, 2025, the Company accounted for the Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of September 30, 2025, and December 31, 2024, there were 21,910,056 warrants, including 13,800,000 Warrants and 8,110,056 Private Placement Warrants, and nil outstanding respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had $859,596 and $25,000, respectively, in cash.

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

The Company’s public warrants were valued using a Monte Carlo Simulation model and were classified within shareholders’ deficit and will not require remeasurement after issuance. The fair value of the Public Warrants was estimated to be $3,808,800 at issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants. These assumptions also include unobservable inputs (Level 3 inputs).

Public Warrants
Calculated price per warrant	$0.28
Probability of Initial Business Combination	17.9%
Implied Class A ordinary share price	$9.86
Weighted term (years)	2.89
Exercise price	$11.50
Volatility	6.40%
Risk-free rate	3.85%

Offering Costs Associated with the Initial Public Offering

The Offering costs consisted of legal, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering.

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Warrants, and Private Placement Warrants were charged to shareholders’ deficit.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, at September 30, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less: Proceeds allocated to Public Warrants	(3,808,800)
Less: Public Shares issuance costs	(18,239,185)
Add: Remeasurement of carrying value to redemption value	28,926,206
Class A ordinary shares subject to possible redemption September 30, 2025	$282,878,221

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

	September 30,	December 31,
	2025	2024
Cash	$859,596	$25,000
Deferred offering costs associated with proposed public offering	-	320,330
Due from Sponsor	25,000
Investments held in Trust Account	282,878,221
Prepaid insurance	125,866
Total Assets	$283,888,683	$345,330

	Three months ended September 30, 2025	Three months ended September 30, 2024	Nine months ended September 30, 2025	Period from January 11, 2024 (inception) through September 30, 2024
General and administrative expenses	$153,075	$44,934	$177,945	$168,200
Loss from operations	(153,075)	(44,934)	(177,945)	(168,200)

Other income	9,356	-	14,605	-
Unrealized gain on investments held in Trust Account	2,924,808	-	5,498,221	-
Net Income (loss)	$2,781,089	$(44,934)	$5,334,881	$(168,200)

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

On April 10, 2025, the underwriters elected to fully exercise their over-allotment option. Accordingly, an aggregate of 900,000 Founder Shares are no longer subject to forfeiture.

As of September 30, 2025 and December 31, 2024, there were 6,900,000 Founder Shares issued and outstanding.

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

Related Party Loans

Prior to the closing of the initial public offering, the Sponsor committed to providing the Company with a loan facility of up to $300,000 under a promissory note to cover a portion of the offering-related expenses. The loan was non-interest bearing, unsecured, and repayable upon the earlier of December 31, 2025, or the completion of the offering. As of September 30, 2025, and December 31, 2024, no amounts had been drawn under this agreement, and accordingly, no outstanding balance were outstanding. Upon the successful completion of the initial public offering on April 10, 2025, the loan facility is no longer available to the Company.

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of September 30, 2025 and December 31, 2024, there was a $nil and $74,200 outstanding balance owed to the Sponsor respectively. However, as of September 30, 2025, the Sponsor owes the Company $25,000 for the private placement warrants.

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

The Company entered into a consulting agreement for advisory services with an entity affiliated with the President of the Company with a fee of $15,000 per month. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The entity affiliated with the President of the Company billed a consulting fee of $90,000 during the period from January 11, 2024 (inception) through September 30, 2024. In April 2025, the entity affiliated with the Company’s president agreed to waive all outstanding balances billed under the consulting agreement. On April 14, 2025, a new agreement was executed, amending the terms of the previously signed contract. Under this revised agreement, the Company will pay a monthly consulting fee of $10,000, effective April 1, 2025. As of September, 30, 2025 and December 31, 2024, outstanding balances were nil and $135,000, respectively, classified under due to related party in the accompanying condensed balance sheets.

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

Risks and Uncertainties

Management is currently evaluating the impact of significant global events, such as, the Russia / Ukraine and Israel / Palestine conflicts, on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 8. SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding excluding 27,600,000 Class A ordinary shares subject to possible redemption.

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

On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration. These adjustments were made in the condensed financial statements to align with the changes in the offering size. On April 10, 2025, as a result of the underwriters’ election to fully exercise their over-allotment option, an aggregate of 900,000 Founder Shares are no longer subject to forfeiture.

As of September 30, 2025 and December 31, 2024, there were 6,900,000 Founder Shares issued and outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Warrants — As of September 30, 2025 and December 31, 2024, there were 21,910,056 warrants, including 13,800,000 Warrants and 8,110,056 Private Placement Warrants, and nil outstanding, respectively.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to the reporting date of September 30, 2025 have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the three months ended September 30, 2025 and 2024 we had a net income (loss) of $2,781,089 and (44,934) respectively, primarily comprised of unrealized return on investments held in trust account and general and administrative costs related to our Initial Public Offering.

For the nine months ended September 30, 2025 and period from January 11, 2024 (inception) through September 30, 2024, we had a net income (loss) of $5,334,879 and (168,200) respectively, primarily comprised of unrealized return on investments held in trust account and general and administrative costs related to our Initial Public Offering.

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

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of September 30, 2025, we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Interim Financial Statements” as we have not conducted any operations to date.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2025	Titan Acquisition Corp

	By:	/s/ Frank Mastrangelo
Frank Mastrangelo
Chief Executive Officer

By:	/s/ Adeel Rouf
Adeel Rouf
Chief Financial Officer