Form 10-K
period 2025-12-31
Titan Acquisition Corp.
filed 2026-03-31
CIK 2009183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-42590

Titan Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

131 Concord Street Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (347) 720-2907

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	TACHU	The Nasdaq Global Market
Class A ordinary shares, par value $0.0001 per share	TACH	The Nasdaq Global Market
Warrants, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or our liquidation	TACHW	The Nasdaq Global Market

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes   ☐ No

There were 27,600,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding and 6,900,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of March 31, 2026.

The aggregate market value of the registrant’s outstanding Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Global Market tier of The Nasdaq Stock Market LLC, was $278 million.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Titan Acquisition Corp.

Form 10-K

For the Year Ended December 31, 2025

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Annual Report on Form 10-K other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated April 10, 2025 and in any subsequent filing we make with the Securities and Exchange Commission (“SEC”), as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or events and circumstances reflected in the forward-looking statements will occur. We are under no duty to update any of these forward-looking statements after completion of this Annual Report on Form 10-K to conform these statements to actual results or revised expectations.

Our periodic reports, proxy statements and Reports on Form 8-K are available on the SEC’s EDGAR system and may be viewed at http://www.sec.gov and on our website at https://www.titan-spac.com/investor-information.

ii

PART I

References in this report to “we,” “us” or the “Company” refer to Titan Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Titan Acquisition Sponsor Holdco LLC, a Delaware limited liability company. References to our “initial shareholders” refer to the Sponsor and any other holders of our Class B ordinary shares, par value $0.0001 per share (the “founder shares” or “Class B ordinary shares”).

Item 1. Business.

Introduction

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands on January 11, 2024, which will seek to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as our initial business combination. On April 10, 2025, Titan Acquisition Corp. (the “Company”) consummated its initial public offering (“IPO”) of 27,600,000 units (the “Units”), including 3,600,000 Units issued pursuant to the exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $276,000,000. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s and board of director’s background and network, and to capitalize on the ability of our management team and board of directors to identify and acquire a business, focusing on the finance and tech-enabled services industries. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

Our management team is comprised of individuals who bring a wealth of experience across diverse domains, including financial services, capital markets, special purpose acquisition companies, mergers and acquisitions, private equity, and leadership roles in publicly traded firms. Each member of our team has a robust professional background that spans several decades, and their collective expertise covers a broad spectrum of industries.

Throughout their extensive careers, our management team has not only accumulated a deep understanding of their respective fields but has also earned the trust and respect of key stakeholders, including founders, executives, investors, and industry leaders. These relationships have been nurtured through their multifaceted roles as operators, private equity investors, and merger and acquisition specialists across a wide range of sectors. This extensive network and experience base encompasses areas such as finance, tech-enabled services, entertainment, digital marketplaces, software, information services, telecommunications, industrial manufacturing, and social media.

As a result, our management team and board of directors possesses a unique vantage point within these industries, allowing us to access valuable insights, forge strategic partnerships, and identify promising investment opportunities that align with our objectives.

During their extensive careers, our management team and board of directors has earned the trust and respect of founders, executives, investors, and trendsetters in a wide range of sectors, including but not limited to finance, tech-enabled services, entertainment, digital marketplaces, software, information services, telecommunications, industrial manufacturing, and social media. These relationships have been cultivated by our management team through their various roles as operators, investors and investment bankers.

We believe that our management team and board of directors is well positioned to identify and execute compelling business combination opportunities. Our objectives are to generate attractive returns for shareholders and enhance value through identifying a high-quality target, negotiating favorable acquisition terms for our shareholders, and leveraging our expertise and network to improve business performance of the newly-publicly listed company.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background and network, and to capitalize on the ability of our management team and board of directors to identify and acquire a business.

With respect to the foregoing experiences of our management team and board of directors, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance. For more information on the experience and background of our management team, see the section entitled “Directors, Executive Officers and Corporate Governance.” In addition, for a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Directors, Executive Officers and Corporate Governance — Conflicts of Interest”.

In addition, we are not prohibited from pursuing an initial business combination with a company that is affiliated with our directors, officers or non-managing Sponsor members.

Business Strategy

Our strategy is centered around three core pillars:

●	Creative Transaction Sourcing: We are committed to identifying unique and innovative approaches to sourcing potential transactions. Leveraging our extensive network, we aim to tap into a wide array of opportunities.

●	Leveraging Management Expertise: The collective experience and expertise of our management team and board of directors serve as invaluable assets. We will leverage this wealth of knowledge to provide guidance and attention to potential business combination targets, ensuring they align with our strategic vision.

●	Financial Market Insights: Our deep understanding of financial markets, financing options, and overall corporate strategy positions us to make informed decisions. We will harness this knowledge to further our objectives.

Our approach to target selection will be greatly enhanced by our management team’s and board of director’s vast network of industry experts, venture capital investors, private equity sponsors, credit investors, members of the lending community, and relationships with management teams of both public and private companies. These relationships are expected to yield a diverse array of business combination opportunities.

We are committed to adopting a proactive and thematic sourcing strategy, concentrating our efforts on companies where we believe our leadership experience, relationships, capital, and expertise in capital markets can serve as catalysts for transformation. Our aim is to accelerate the growth and performance of our target companies.

Our management team and board of directors will engage with their extensive network of relationships to articulate our initial business combination criteria. This will include defining the parameters of our search for a target business. Subsequently, we will initiate a disciplined and thorough process of pursuing and evaluating promising leads.

Competitive Strengths

We firmly believe the collective capabilities of our management team and board of directors will provide us with an abundant pipeline of opportunities from which to carefully evaluate and select a business that can benefit significantly from our expertise. The strengths demonstrated by many of our management team members and board of directors in previous SPAC business combinations serve as a testament to our commitment to leverage these strengths for the benefit of our shareholders. Our competitive strengths include:

1.	Investing Experience: Our management team and board of directors boasts a remarkable track record of identifying and sourcing blank-check transactions, alongside their broader investment acumen. This positions us favorably to thoughtfully assess potential business combinations and select those that will resonate well with the public markets.

2.	Differentiated Sourcing Capabilities and Industry Access: We firmly believe that the capabilities and connections of our management team and board of directors provide us with a sourcing advantage that is challenging for other market participants to replicate. Our team’s extensive industry relationships and reputation, particularly within the finance and tech-enabled services ecosystem, further bolster our sourcing capabilities.

3.	Capital Markets Expertise: Our management team’s and board of directors’ substantial capital markets expertise makes us an attractive business combination partner for target businesses. This includes various financing arrangements such as equity, debt, and mezzanine capital, both through private raises and public offerings.

4.	Execution & Structuring Capability: We believe that our management team’s and board of directors’ expertise and reputation position us to source and complete transactions with distinctive structural attributes that create compelling investment theses. These transactions are typically complex, requiring creativity, industry knowledge, rigorous due diligence, extensive negotiations, and meticulous documentation. By focusing on these types of transactions, we aim to generate investment opportunities characterized by attractive risk/reward profiles based on their valuations and structural characteristics.

5.	Ability To Drive Business Growth: Our management team and board of directors is well-equipped to create value for a target company both during the public listing transaction and after the merger is completed. Through our expansive access and network, we can assist a target in forging new partnerships, uncovering revenue opportunities, accessing communication channels for customers and investors, recruiting seasoned executives and directors, securing additional capital, optimizing capital structure, evaluating strategic alternatives and acquisitions, and implementing other value-enhancing initiatives. Additionally, our management team members have a proven track record of building and enhancing brands by collaborating with influential figures who possess substantial followings, particularly in competitive industries with limited differentiation.

6.	Comprehensive Capabilities: We believe that our comprehensive suite of capabilities will strongly resonate with potential targets, particularly those within the finance and tech-enabled services ecosystem.

This detailed overview underscores the robust strengths of our management team and board of directors and their ability to execute our strategic vision effectively.

Investment Criteria

Our investment strategy is guided by a set of high-level, non-exclusive criteria designed to help us identify and evaluate target businesses. These criteria are indicative of our commitment to seeking out opportunities that align with our strategic vision and provide compelling value for our investors. While these criteria provide a foundational framework for our investment decisions, they are by no means exhaustive, and we remain flexible and adaptable in our approach. Our overarching goal is to identify businesses that can thrive within the public markets and leverage our collective capabilities for mutual success.

●	Target Size: We intend to focus on businesses with an aggregate enterprise value ranging from $160 million to $2.0 billion. This deliberate size range allows us to identify opportunities that align with our investment strategy and provide attractive prospects for growth and value creation.

●	Scalable Growth Platform: Our interest lies in businesses that possess the inherent potential for scalable growth. We are drawn to companies that can efficiently expand their operations, enabling them to capture new markets, respond effectively to increased demand, and sustain growth over time. We recognize that scalability is a key driver of long-term success and value creation.

●	Strong Competitive Positioning: We seek businesses with a robust competitive edge, underpinned by factors such as defensible technologies, a strong intellectual property portfolio, and distinct advantages that protect their competitive position and foster a culture of innovation. We understand the importance of differentiation and innovation in maintaining a leading market presence.

●	Committed and Capable Management Team: The management team of our target business is of paramount importance. We aim to acquire companies led by professional management teams whose interests are harmoniously aligned with those of our investors. We view the synergy between our management team and that of the target business as a vital component of our investment strategy. If necessary, we are open to enhancing and complementing the capabilities of the target’s management team or board by leveraging our extensive network to recruit additional talent.

●	Public Company Benefits: We intend to acquire businesses that can maximize the advantages of being publicly traded. This includes access to broader capital markets and increased visibility, both of which can contribute significantly to the company’s growth and overall success. We recognize that the transition to a public company is a critical juncture, and we aim to support businesses in harnessing the potential that comes with this transformation.

●	Sourced through Proprietary Channels: Our approach to sourcing opportunities is distinctive. We do not anticipate participating in broadly marketed processes. Instead, we rely on our proprietary network and extensive relationships to source potential business combinations. This approach allows us to access unique opportunities that may not be readily available through conventional channels.

●	Leveraging Unique Capabilities: One of our core strengths lies in our collective capabilities, encompassing a wealth of experience, industry knowledge, and a diverse network of contacts. We are committed to identifying businesses where these collective capabilities can be leveraged to create tangible improvements in operations and market positioning. We believe that our ability to add substantial value is a cornerstone of our investment strategy.

It is essential to note that while these criteria provide a foundational framework, our evaluation process extends beyond these general guidelines. We remain open to considering other factors, considerations, and criteria that our management deems relevant to the merits of a particular initial business combination. Our flexibility and adaptability in evaluating opportunities are indicative of our commitment to securing investments that offer substantial growth potential and value for our investors. As we embark on our journey, we are dedicated to upholding these principles and maintaining the highest standards of diligence and strategic acumen.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

Initial Business Combination

Our initial business combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes paid or payable on the income earned on the trust account) at the time of the execution of a definitive agreement for such business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test described above. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view and a majority of our disinterested and independent directors approve such transaction.

Members of our management team (including our independent directors) will directly or indirectly own founder shares and/or Private Placement Warrants (as defined below) and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our Sponsor and/or our executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares and Private Placement Warrants may expire worthless, except to the extent the holders thereof receive liquidating distributions from assets outside the trust account, which could create an incentive for our Sponsor and our executive officers and directors to complete any transaction, regardless of its ultimate value.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Pursuant to our amended and restated memorandum and articles of association, have until 24 months from the closing of our IPO, or until such earlier liquidation date as our board of directors may approve, to complete an initial business combination. However, we may hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). As described herein, our initial shareholders, executive officers, and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of amounts withdrawn to pay our income taxes), divided by the number of then-outstanding public shares, subject to the limitations described herein.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Sourcing of Potential Initial Business Combination Targets

We believe that our management team’s deep-rooted relationships and extensive network within the healthcare sector position us favorably to identify and pursue unique opportunities in the private company landscape. Our approach to selecting target businesses is founded on leveraging these invaluable relationships, which include connections with founders of private companies, executives from both private and public corporations, venture capitalists, and private equity and growth equity funds. Through these relationships, we aim to access a diverse range of prospective target businesses that align with our investment strategy.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Any such payments prior to our initial business combination will be made from funds held outside the trust account.

We are not prohibited from paying any fees (such as advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our Sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Payment to an affiliate of our Sponsor, of $15,000 per month for the consulting services of an entity affiliated to our President, upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view and a majority of our disinterested and independent directors approve such transaction.

Certain members of our management team (including our independent directors) directly or indirectly own founder shares and/or private placement and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our Sponsor and/or our executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares and Private Placement Warrants may expire worthless, except to the extent the holders thereof receive liquidating distributions from assets outside the trust account, which could create an incentive for our Sponsor and our executive officers and directors to complete any transaction, regardless of its ultimate value. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Financial Position

With funds available for a business combination initially in the amount of $276,000,000, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business.

Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or those additional managers may not have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of shares of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholders’ approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, executive officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met, or to reduce the number of shares being submitted for redemption. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. If such arrangements or agreements are entered into, we would file a Current Report on Form 8-K before our security holder meeting to disclose any arrangements entered into or significant purchases made by any of the aforementioned persons. Any such report will include (i) the amount of shares purchased and the purchase price; (ii) the purpose of such purchases; (iii) the impact of such purchases on the likelihood that the initial business combination transaction will be approved; (iv) the identities or characteristics of security holders who sold shares if not purchased in the open market or the nature of the sellers; and (v) the number of shares for which we has received redemption requests.

In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, initial shareholders, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our initial shareholders, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsor, executive officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.05 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

Our initial shareholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on the Nasdaq. Such provisions may be amended if approved by a special resolution of our shareholders, which is a resolution passed by the affirmative vote of at least two-thirds of our ordinary shares, held by the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under our amended and restated memorandum and articles of association and Cayman Islands law, which is a resolution passed the affirmative vote of by a simple majority of the shareholders as, being entitled to do so, represented in person or by proxy, vote at a general meeting of the company and includes a unanimous written resolution. In accordance with our amended and restated memorandum and articles of association, a quorum for such meeting will be holders of one-third of the shares in the capital of the company being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy at the general meeting. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote any founder shares and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for, against, or abstain from voting on the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of our shares without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until the end of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial shareholders, Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association. However, if our initial shareholders, Sponsor or management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our initial shareholders, Sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of amounts withdrawn to pay our income taxes), divided by the number of then outstanding public shares. However, we will only redeem our public shares if our net tangible assets will be at least $5,000,0001 either immediately prior to or upon consummation of our initial business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,425,000 of proceeds held outside the trust account, although there may not be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the Private Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any amounts withdrawn to pay our income taxes or expenses for the dissolution of the trust, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our IPO and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.05 per public share due to reductions in the value of the trust assets, less amounts withdrawn to pay our income taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.05 per share due to reductions in the value of the trust assets, in each case less amounts withdrawn to pay our income taxes and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price will not be less than $10.05 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,425,000 from the proceeds of our IPO (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $575,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $575,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return $10.05 per share to our public shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent preference, conveyance or disposition”. As a result, a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 131 Concord Street, Brooklyn, New York, 11201, and our telephone number is 347-720-2907. We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative services; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Employees

We currently have 2 executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We will register our Units, Class A Ordinary Shares and Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of ours.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 1B. Unresolved Staﬀ Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties. Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors.

Item 2. Properties.

Our executive offices are located at 131 Concord Street, Brooklyn, New York, 11201, and our telephone number is 347-720-2907. We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2025, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A Ordinary Shares, and Warrants are listed on Nasdaq under the symbols “TACHU”, “TACH”, and “TACHW”, respectively.

Holders

As of December 31, 2025, there were one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B ordinary shares, one holder of record of our public warrants and three holders of record of our Private Placement Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A Ordinary Shares and public warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On April 10, 2025, we consummated the IPO of 27,600,000 Units, including the full exercise by the underwriters of their over-allotment option in the amount of 3,600,000 Units, at $10.00 per Unit, generating gross proceeds of $276,000,000. Simultaneously with the closing of the IPO, pursuant to the amended and restated private placement warrant purchase agreement, dated April 10, 2025, between the Company and the Sponsor, and the private placement warrant purchase agreement, dated April 8, 2025, between the Company and Cantor Fitzgerald & Co. and Odeon Capital Group LLC, the Company completed the private sale (the “Private Placement”) of 8,110,056 warrants (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $8,110,056.

Following the closing of our IPO, a total of $277,380,000 comprised of the proceeds from the IPO (which amount includes $13,140,000 of the underwriters’ deferred discount) and the Private Placement, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. The specific investments in our trust account may change from time to time.

Other than as described above, there has been no material change in the planned use of the proceeds from our IPO and the Private Placement as is described in our final prospectus related to our IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes thereto included in this Report under “Item 1. Interim Financial Statements”.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception to the reporting date of December 31, 2025 have been organizational activities and those necessary to prepare for this offering. Following this offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after this offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After this offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of this offering.

For the year ended December 31, 2025 and period from January 11, 2024 (inception) through December 31, 2024, we had a net income (loss) of $7,236,195 and ($253,240) respectively, primarily comprised of unrealized return on investments held in trust account and general and administrative costs related to our Initial Public Offering.

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

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of December 31, 2025, we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering.

Net proceeds from (1) the sale of the units in Initial Public offering, after deducting offering expenses and other expenses of $558,942 and underwriting commissions of $4,800,000 (excluding deferred underwriting commissions of $13,140,000 and (2) the sale of the private placement warrants for a purchase price of $8,110,056 were $278,751,114. Of this amount, $277,380,000, including $13,140,000 in deferred underwriting commissions was deposited into the trust account. The funds in the trust account are invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. The remaining funds were not held in the trust account.

The proceeds held in the Trust Account are invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank.

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

As of December 31, 2025 we had available to us $720,301 held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes.

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

The Company’s mandatory liquidation date, absent a consummated business combination, is April 10, 2027. The Company’s management has determined that the liquidity condition raise substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful.

In the event that the business combination is not completed as currently anticipated, the Company’s Sponsor has agreed to provide working capital loans, if necessary, to fund the Company’s operations. Furthermore, the Company’s Sponsor, officers, and directors have agreed to waive certain future administrative fees to preserve cash resources. There can be no assurance that the proposed business combination will be completed or that additional financing will be available on acceptable terms, if required. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

As of December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included in the unaudited financial statements and the notes thereto included in this Report under “Item 1. Interim Financial Statements” as we have not conducted any operations to date.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $20,000 per month to the Sponsor or an affiliate thereof for office space, utilities, and secretarial and administrative support. We began incurring these fees on April 10, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. We identified the following as critical accounting estimates:

Warrant Instruments

The Company has accounted for the Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Titan Acquisition Corp

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and the period from January 11, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and the period from January 11, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and the period from January 11, 2024 (inception) through December 31, 2024	F-6
Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Titan Acquisition Corp:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Titan Acquisition Corp (the “Company”) as of December 31, 2025 and 2024 and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and the period from January 11, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for year ended December 31, 2025 and the period from January 11, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2026

PCAOB ID Number 100

Titan Acquisition Corp

Balance Sheets

	As at December 31, 2025	As at December 31, 2024
Assets
Current assets:
Cash	$720,301	$25,000
Due from Sponsor	25,000	-
Prepaid insurance - current	83,916	-
Total current assets	829,217	25,000
Deferred offering costs associated with proposed public offering	-	320,330
Investments held in Trust Account	285,607,085	-
Prepaid insurance	20,969	-
Total Assets	$286,457,271	$345,330

Liabilities and Shareholders’ Equity/(Deficit)
Current liabilities:
Accrued offering expenses	-	320,330
Accounts payable and accrued expenses	608,202	44,040
Due to related party	90,000	135,000
Due to sponsor	-	74,200
Total current liabilities	$698,202	$573,570
Deferred underwriting commission	$13,140,000	$-
Total liabilities	13,838,202	573,570

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 27,600,000 shares subject to possible redemption at $10.25 per share	285,607,085	-

Shareholders’ Equity/(Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding(1)	690	690
Additional paid-in capital	-	24,310
Accumulated deficit	(12,988,706)	(253,240)
Total shareholders’ equity (deficit)	(12,988,016)	(228,240)
Total Liabilities and Shareholders’ Equity (Deficit)	$286,457,271	$345,330

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option. As a result, the shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

Titan Acquisition Corp

Statements of Operations

	Twelve Months ended December 31, 2025	January 11, 2024 (inception) to December 31, 2024
General and administrative expenses	$1,013,476	$253,240
Loss from operations	$(1,013,476)	$(253,240)

Other income	$22,586	$-
Unrealized gain on investments held in trust account	$8,227,085	$-
Net income	$7,236,195	$(253,240)

Weighted average shares outstanding, basic and diluted(1)(2)	20,113,973	-
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.27	$-

Weighted average shares outstanding of Class B ordinary shares, basic(1)	6,655,890	6,000,000
Basic net income(loss) per share, Class B ordinary shares	$0.27	$(0.04)

Weighted average shares outstanding of Class B ordinary shares, diluted(1)	6,678,082	6,000,000
Diluted net income (loss) per share, Class B ordinary shares	$0.27	$(0.04)

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option, releasing 900,000 shares from forfeiture. For the purpose of calculating net loss per share for the period from January 11, 2024 (inception) through December 31, 2024, the weighted average shares outstanding have been retroactively adjusted to reflect these issuances.
(2)	For the purpose of calculating basic and diluted earnings per share for Class B ordinary shares for the period from January 11, 2024 through December 31, 2024, the weighted-average number of Class B ordinary shares excludes up to 900,000 shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part. On April 10, 2025, the underwriters fully exercised the over-allotment option; accordingly, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

Titan Acquisition Corp

Statements of Changes in Shareholders’ Deficit

Years ended December 31, 2025 and

the period from January 11, 2024 (inception) through December 31, 2024

	Ordinary Shares				Additional Paid-in	Accumulated	Total Shareholder’s
	Class A		Class B		Capital	Deficit	Deficit
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance – December 31, 2024	-	-	6,900,000	690	24,310	(253,240)	(228,240)
Issuance of private units					8,110,056		8,110,056
Fair value of public warrants					3,808,800		3,808,800
Allocated value of transaction costs to Public and Private warrants					(259,757)		(259,757)
Accretion for Class A ordinary shares subject to redemption amount					(31,655,070)		(31,655,070)
Reclass of additional paid in capital to accumulated deficit					19,971,661	(19,971,661)	-
Net income		-		-	-	7,236,195	7,236,195
Balance – December 31, 2025	-	-	6,900,000	690	-	(12,988,706)	(12,988,016)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 11, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	6,900,000	690	24,310	-	25,000
Net loss	-	-	-	-	-	(253,240)	(253,240)
Balance – December 31, 2024	-	$-	6,900,000	$690	$24,310	$(253,240)	$(228,240)

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option. As a result, the shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

Titan Acquisition Corp

Statements of Cash Flows

	Twelve Months ended December 31, 2025	January 11, 2024 (inception) to December 31, 2024
Cash Flows from Operating Activities:
Net Income (loss)	$7,236,195	$(253,240)
Changes in current assets and liabilities:
decrease in prepaid insurance - current	(83,916)	-
Increase in due from Sponsor	(99,200)	74,200
Increase in payable to related party	(45,000)	135,000
Increase in accounts payable and accrued expenses	564,162	44,040
Deferred costs paid in cash	-	-
Unrealised return	(8,227,085)	-
Prepaid insurance	(20,969)	-
Net cash used in operating activities	(675,813)	-

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(277,380,000)	-
Net cash used in financing activities	(277,380,000)	-

Cash Flows from Financing activities:
Proceeds from Issuance of shares to Sponsor	-	25,000
Gross proceeds from initial public offering	276,000,000	-
Proceeds from private placement	8,110,056	-
Payment of offering costs	(5,358,942)	-
Net cash provided by financing activities	278,751,114	25,000

Net increase in cash	695,301	25,000
Cash – beginning of the period	25,000	-
Cash – end of the period	$720,301	$25,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering expenses	-

The accompanying notes are an integral part of these financial statements.

TITAN ACQUISITION CORP

NOTES TO THE FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from January 11, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Proposed Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”). In accordance with U.S. Securities and Exchange Commission (“SEC”) and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Accordingly, all of the Public Shares were presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A ordinary shares classified as temporary equity were the allocated proceeds determined in accordance with FASB ASC Topic 470-20, “Debt with Conversion and Other Options.” The resulting discount to the initial carrying value of temporary equity was accreted upon closing the Initial Public Offering such that the carrying value equals the redemption value on such date. The accretion or remeasurement is recognized as a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The Public Shares are redeemable and were classified as such on the balance sheets until such date that a redemption event takes place.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Proposed Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.05 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Proposed Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern, Liquidity and Capital Sources

As of December 31, 2025 and 2024, the Company had cash balances of $720,301 and $25,000, respectively. The working capital was a surplus of $131,015 as of December 31, 2025, and a deficit of $548,570 as of December 31, 2024, excluding deferred offering costs. The Company has incurred and expects to continue to incur significant costs primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

In connection with the management’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements --Going Concern,” the Company’s management has determined that the liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within the Combination Period. The consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Recently Adopted Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

As of December 31, 2025, the public and private warrants are exercisable to purchase in aggregate, 13,800,000 and 8,110,056 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

	Year ended December 31, 2025		January 11, 2024 (inception) through December 31, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic net income (loss) per share:

Numerator:
Allocation of net income (loss)	$5,437,033	$1,799,162	$-	$(253,240)

Denominator:
Weighted average shares outstanding, basic	20,113,973	6,655,890	-	6,000,000
Basic net income (loss) per share	$0.27	$0.27	$-	$(0.04)

	Year ended December 31, 2025		January 11, 2024 (inception) through December 31, 2024
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Diluted net income (loss) per share:

Numerator:
Allocation of net income (loss)	$5,432,529	$1,803,666	$-	$(253,240)

Denominator:
Weighted average shares outstanding, diluted	20,113,973	6,678,082	-	6,000,000
Diluted net income (loss) per share	$0.27	$0.27	$-	$(0.04)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Warrant Instruments

In conjunction with the IPO on April 10, 2025, the Company accounted for the Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of December 31, 2025 and 2024, there were 21,910,056 warrants, including 13,800,000 Warrants and 8,110,056 Private Placement Warrants, and nil outstanding respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and 2024, the Company had $17,715 in cash and $702,586 in cash equivalents and $25,000 in cash and $0 in cash equivalents, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The estimated fair values of investments held in the Trust Account are determined using available market information. The interest income, unrealized gain and dividend income on these investments are included in the statement of operations. At December 31, 2025, the assets held in the Trust Account of $285,607,085 were held in money market funds

Concentration of Credit Risk

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

See Note 9 for additional information regarding liabilities measured at fair value.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

Accordingly, at December 31, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less: Proceeds allocated to public warrants	(3,808,800)
Less: Ordinary share issuance cost	(18,239,185)
Add: Remeasurement of carrying value to redemption value	31,655,070
Ordinary shares subject to possible redemption as of December 31, 2025	$285,607,085

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$720,301	$25,000
Deferred offering costs associated with proposed public offering	-	320,330
Due from Sponsor	25,000
Investments held in Trust Account	285,607,085
Prepaid insurance	104,885
Total Assets	$286,457,271	$345,330

	Year ended December 31, 2025	Period from January 11, 2024 (inception) through December 31, 2024
General and administrative expenses	$1,013,476	$253,240
Loss from operations	(1,013,476)	(253,240)

Other income	22,586	-
Unrealized gain on investments held in Trust Account	8,227,085	-
Net Income (loss)	$7,236,195	$(253,240)

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

The CODM reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment information provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures. The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company.

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

As of December 31, 2025 and 2024, there were 6,900,000 Founder Shares issued and outstanding.

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

Related Party Loans

Prior to the closing of the initial public offering, the Sponsor committed to providing the Company with a loan facility of up to $300,000 under a promissory note to cover a portion of the offering-related expenses. The loan was non-interest bearing, unsecured, and repayable upon the earlier of December 31, 2025, or the completion of the offering. As of December 31, 2025 and 2024, no amounts had been drawn under this agreement, and accordingly, no outstanding balance were outstanding. Upon successful completion of the initial public offering on April 10, 2025, the loan facility is no longer available to the Company.

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of December 31, 2024, there was a $74,200 outstanding balance owed to the Sponsor. However, as of December 31, 2025, the Sponsor owed the Company $25,000 for the private placement warrants.

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

Administrative Agreement

Commencing April 10, 2025, the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative, financial and support services. During the years ended December 31, 2025 and 2024 the Company accrued an amount of $90,000 and $0, respectively. As of December, 31, 2025 and 2024, no balances are outstanding.

Consulting Agreement

On February 1, 2024 the Company entered into a consulting agreement for advisory services with an entity affiliated with the President of the Company with a fee of $15,000 per month. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The entity affiliated with the President of the Company billed a consulting fee of $165,000 during the period from January 11, 2024 (inception) through December 31, 2024. In April 2025, the entity affiliated with the Company’s President agreed to waive all outstanding balances amounting to $165,000 billed under the consulting agreement. On April 14, 2025, a new agreement was executed, amending the terms of the previously signed contract. Under this revised agreement, the Company will pay a monthly consulting fee of $10,000, effective April 1, 2025. As of December, 31, 2025 and 2024, outstanding balances were $90,000 and $135,000, respectively, classified under due to related party in the accompanying balance sheets.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and 2024, there were no Class A ordinary shares issued or outstanding excluding 27,600,000 Class A ordinary shares subject to possible redemption as of December 31, 2025.

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

As of December 31, 2025, there were 6,900,000 Founder Shares issued and outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Warrants — As of December 31, 2025 and 2024, there were 21,910,056 warrants, including 13,800,000 Warrants and 8,110,056 Private Placement Warrants, and nil outstanding, respectively.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair values of held-to-maturity securities at December 31, 2025 are as follows:

	Description	Level	Fair Value
December 31, 2025	Money market fund	1	$285,607,085

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

Public Warrants are not remeasured subsequent to the date of the IPO. As of December 31, 2025 and 2024 there were 13,800,000 and nil warrants outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Certifying Officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B. Other Information.

During the fourth fiscal quarter ending December 31, 2025, no director or officer adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Adeel Rouf	34	President, Chief Financial Officer and Director
Frank Mastrangelo	58	Chief Executive Officer and Chairman of the Board of Directors
Pawneet Abramowski	50	Director
Walter Beach	58	Director
Leslie Goldman Tepper	60	Director

Adeel Rouf currently serves as our President, Chief Financial Officer and as a Director. He currently serves as Chief Operating Officer of Northern Revival Acquisition Corporation, and Board Advisor to CSML Acquisition Corporation, each a special purpose acquisition company listed on Nasdaq. Mr. Rouf is the President, Chief Executive Officer and a Director of Voyager Acquisition Corp., a Caymans Island company, (Nasdaq: VACHU) and has served in that capacity since April 2024. Previously, from July 2023 to June 2024, Mr. Rouf served as a Director of Zalatoris II Acquisition Corp (Nasdaq: ZLS) and, from June 2023 to September 2024, Director of Zalatoris Acquisition Corp (NYSE: TCOA). From February 2021 to August 2022, Mr. Rouf served as the founder and Chief Financial Officer of the Founder SPAC, the special purpose acquisition company that merged with Rubicon Technologies, Inc. (NYSE: RBT) in a transaction valued at $1.7 billion, and, from June 2020 to January 2023, as Senior Vice President of Altitude Acquisition Corp., (NASQAQ: ALTU). Mr. Rouf was a Board Advisor and Co-Sponsor of Investcorp India Acquisition Company from January 2021 to June 2022. Mr. Rouf worked as an Investment Professional at Cohen and Company Asset Management from April 2019 to June 2020. Previously, Mr. Rouf worked as an Investment Professional at FinTech Acquisition Corp. III, a special purpose acquisition company which merged with Paya, Inc. (Nasdaq: PAYA), and as an Investment Professional at Insurance Acquisition Corp., which merged with Shift Technologies, Inc. Mr. Rouf was a member of J.P. Morgan Chase & Co.’s Investment Banking Leveraged Finance team executing debt finance transactions and worked at Sumitomo Mitsui Banking Corporation executing structured debt finance transactions. Mr. Rouf graduated from Baruch College with a BBA in Accounting and received a Master of Science degree in Sustainability Management and Energy Finance from Columbia University. Mr. Rouf was selected as a director due to his experience in the financial services industry.

Frank Mastrangelo currently serves as our Chief Executive Officer and Chairman of the Board of Directors. Mr. Mastrangelo also currently serves as the CEO of PayAmigo, a provider of cross-border payment solutions for enterprise clients. He has served as General Manager of Banking Services for Green Dot Corporation and Chief Operating Officer of Green Dot Bank since September 2017. He is also Founder and Managing Director of Sapere Advisory, a consulting firm focused on commerce and fintech, since February 2016. He was previously an advisor to FinTech Acquisition Corp., FinTech Acquisition Corp. II, FinTech Acquisition Corp. III, FinTech Acquisition Corp. IV, FinTech Acquisition Corp. V, and FTAC Olympus Acquisition Corp., Liquid Hub and Union Pay International. Mr. Mastrangelo was President, Chief Operating Officer and a director of Bancorp and Bancorp Bank from 1999 to December 2014, and served as Chief Executive Officer, President and a director of Bancorp and President and a director of Bancorp Bank until December 2015. Mr. Mastrangelo was selected as Chairman due to his experience in the financial services industry.

Pawneet Abramowski currently serves as a member of our board of directors. Ms. Abramowski is the founder and principal of PARC Solutions LLC, a firm providing advisory services in compliance, financial crimes risk management and strategic analysis for startups, banks and other innovative firms. Ms. Abramowski is also an Academic Director/Adjunct Faculty and Chair of the Executive Committee of the Advisory Board at Case Western Reserve University School of Law’s Financial Integrity Institute since 2017. She served as the Managing Director, Head of Financial Crimes Risk Management and Interim Chief Compliance Officer at Bancorp from 2014 to 2017 and Interim Chief Compliance Officer at Bancorp from 2016 to 2017, building on over 21 years of comprehensive achievements in public and private sector with special focus in Compliance/Risk Management and law enforcement industries. She previously served as a director of FinTech Acquisition Corp. III, a special purpose acquisition company which merged with Paya, Inc., from 2018 to 2020. She has key subject matter expertise spanning anti-money laundering (AML), fraud, sanctions, anti-corruption, regulation, and compliance. Prior to joining Bancorp, from 2006 to 2014, Ms. Abramowski held senior level roles at wall street firms in New York City. Before that she spent three years working in the technology sector and over eight years in the public sector in an investigative and intelligence capacity with municipal, state and federal agencies ending with the Federal Bureau of Investigation. She holds an MBA in Management from Adelphi University Robert B. Willumstad School of Business; MA in Government and Politics and BA in Public Administration from St. John’s University. Since 2015 she has also served on the Women’s Board of City Year New York, an education focused nonprofit that partners with public schools in high-poverty communities helping to close gaps in high-need schools by supporting students’ academic and social-emotional development while also providing schools with the additional capacity to enhance school culture and climate. Our board has determined that Ms. Abramowski’s extensive experience in the financial services industry generally, and the financial technology industry in particular, qualifies her to serve as a member of our board of directors.

Walter Beach currently serves as a member of our board of directors. Mr. Beach currently serves as a member of the board of directors of Art Technology Acquisition Corp (Nasdaq: ARTCU) and has served in that position since January 2026. Mr. Beach previously served as a director of both Bancorp and Bancorp Bank from 1999 to 2021. Mr. Beach also previously served as a director of FinTech Acquisition Corp. from November 2014 until July 2016 and FinTech Acquisition Corp. II from May 2015 until its July 2018 merger with International Money Express, Inc. Mr. Beach has been a Managing Director of Beach Investment Counsel, Inc., an investment management firm, since 1997. From 1993 to 1997, Mr. Beach was a Senior Analyst and Director of Research at Widmann, Siff and Co., Inc., an investment management firm, where he was, beginning in 1994, responsible for the firm’s investment decisions for its principal equity product. As research director, he was one of two major contributors to overall investment management. From 1992 to 1993, he was an associate and financial analyst at Essex Financial Group, a consulting and merchant banking firm. From 1991 to 1992 he was an analyst at Industry Analysis Group, an industry and economic consulting firm. Mr. Beach has served as a director of Resource Capital Corp. (NYSE:RSO), a real estate investment trust, since 2005. Mr. Beach served as a director of Institutional Financial Markets, Inc. from December 2009 to September 2013. Our board has determined that Mr. Beach’s extensive experience in the financial services industry and as a member of the boards of various public companies qualifies him to serve as a member of our board of directors.

Leslie Goldman Tepper currently serves as a member of our board of directors. Since November 2025, Ms. Tepper has served on the board of Deep Fission, where she currently chairs the nominating and governance committee and participates as a member of its audit and compensation committees. Since 2022, Ms. Tepper has served on the board of Deep Isolation Nuclear, where she is currently the Lead Independent Director, chair of the compensation committee and a member of the nominating and governance and audit committees.  She also serves on the board of Berkeley Earth, a climate data and analysis company, a position she has held since November 2024.  She previously served on the board of NACD’s Texas and Utah chapters (2020-2025) where she actively participated as a member of its private company governance steering committee. Ms. Tepper also served as a director, advisor, and/or board observer on several fintech and e-commerce company boards throughout her career. Ms. Tepper started her professional career facilitating mergers and acquisitions as a lawyer in several Amlaw 100 firms, where she worked with both public and privately held companies. Her career as a corporate attorney concluded with her role as the General Counsel of several Thermo Fisher Scientific business, where she spent 10 years as a member of the executive team of Fisher HealthCare. Ms. Tepper was a General Partner and Co-Founder of the Artemis Fund from April 2019 through April 2024, before she moved on to focus on her role as Principal and Managing Member of LGT Seven Enterprises, a position she has held since September 2019. Ms. Tepper holds a B.A. from Yale University, an M.A. from the University of New South Wales in Sydney, Australia, and a J.D. from Fordham University School of Law. Our board has determined that Ms. Tepper’s extensive experience in the legal industry and as a member of the boards of various fintech companies qualifies her to serve as a member of our board of directors.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network of contacts, and its investing and operating experience, do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are involved with other businesses. We cannot guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until we complete our initial business combination. Past performance by our management team is not a guarantee of success with respect to any business combination we may consummate.

Family Relationships

There are no family relationships among executive officers and directors of the Company.

Number and Terms of Office of Officers and Directors

Our board of directors consists of 5 members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Mr. Beach and Ms. Tepper, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Ms. Abramowski, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Rouf and Mr. Mastrangelo, will expire at the third annual meeting of shareholders.

Only holders of Class B ordinary shares will have the right to vote on the election of directors prior to or in connection with the completion of our initial business combination. Holders of our public shares will not be entitled to vote on the election of directors during such time. These provisions of our amended and restated memorandum and articles of association relating to the rights of holders of Class B ordinary shares to elect directors may be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of the Nasdaq require that a majority of our board of directors be independent within one year of our IPO. Our board of directors has determined that each of Ms. Abramowski, Mr. Beach and Ms. Tepper are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Mr. Beach, Ms. Abramowski and Ms. Tepper serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exception described below. Each of Mr. Beach, Ms. Abramowski and Ms. Tepper are independent.

Mr. Beach serves as the chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Beach qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Mr. Beach and Ms. Tepper. Ms. Tepper serves as chair of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a nominating and corporate governance as and when required to so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Abramowski, Mr. Beach and Ms. Tepper. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”) that complies with the rules and regulations of Nasdaq. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
Adeel Rouf	Zalatoris Acquisition Corp.	Acquisition Company	Director

	Zalatoris II Acquisition Corp.	Acquisition Company	Director

	Northern Revival Acquisition Corp.	Acquisition Company	Officer

	Voyager Acquisition Corp.	Acquisition Company	Officer

Frank Mastrangelo	PayAmigo	Financial Services	Officer

Pawneet Abramowski	PARC Solutions LLC	Consulting	Founder and Principal

Walter Beach	Beach Investment Counsel, Inc.	Advisory Services	Managing Director

	Art Technology Acquisition Corp.	Acquisition Company	Director

Leslie Goldman Tepper	LGT Seven Enterprises	Financial Services	Principal and Managing Member

	DEEP ISOLATION	Cleantech	Director

	Berkeley Earth	Climate Data and Analysis	Director

	Deep Fission, Inc.	Nuclear Energy	Director

(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations. Each individual listed has a fiduciary duty with respect to each of the listed entities.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders currently hold founder shares and Private Placement Warrants. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they hold in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our initial shareholders with respect to any public shares acquired by them. Additionally, our initial shareholders have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of: (i) one year following the consummation of our initial business combination; or (ii) subsequent to the consummation of our initial business combination, the date on which we consummate a transaction which results in all of our shareholders having the right to exchange their shares for cash, securities, or other property. Subject to certain limited exceptions, the Private Placement Warrants and the Class A Ordinary Shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers, directors, shareholders or affiliates may be paid fees upon the successful completion of our initial business combination as described above.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our Sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, there may be payment by the company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination.

Further, commencing on the date our securities are first listed on the Nasdaq, we will also pay an affiliate of our Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

In addition, we will pay an affiliate of our Sponsor $15,000 per month for the consulting services of an entity affiliated to our President, upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

These payments, if made prior to the completion of our initial business combination, will be made from funds held outside the trust account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote any founder shares they hold and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insider Trading Policy

We have adopted an Insider Trading Policy (the “Insider Trading Policy”) containing policies and procedures governing the purchase, sale and/or other dispositions of our securities by Company Insiders (including officers and directors as well as certain other employees identified pursuant to the Insider Trading Policy), or by us. Such policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our executive officers or directors have received any cash compensation for services rendered to us. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our Sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Payment to an affiliate of our Sponsor, of $10,000 per month for the consulting services of an entity affiliated to our President, upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination;

●	Repayment of non-interest bearing loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination.

We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2026. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of our ordinary shares is based on 27,600,000 Class A Ordinary Shares and 6,900,000 Class B ordinary shares as of March 31, 2026.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned(2)	Approximate Percentage of Total Voting Power
Titan Acquisition Sponsor Holdco LLC (our Sponsor)(3)	-	6,900,000	20%
All officers and directors as a group (5 individuals)	-	-	-
Magnetar Financial LLC(4)	2,200,000	-	6.4%

*	Individual director or executive officer beneficially owns less than 1% of the shares of common stock outstanding as of March 31, 2026.

(1)	Unless otherwise noted, the business address of each of the following is 131 Concord Street, Brooklyn, New York, 11201.
(2)	Such shares will (unless otherwise provided in our initial business combination agreement) automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial business combination and may be converted at any time prior to our initial business combination, at the option of the holder, on a one-for-one basis, subject to adjustment.
(3)	Titan Acquisition Sponsor Holdco LLC, our Sponsor, is the record holder of the shares reported herein. Adeel Rouf, our President, and Frank Mastrangelo, our Chief Executive Officer are the managing members of the Sponsor and have voting and investment discretion with respect to the securities held of record by our Sponsor and may be deemed to have or beneficial ownership of the securities held directly by our Sponsor. Such persons disclaim any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.
(4)	According to a Schedule 13G/A filed on August 8, 2025, interests shown are held by (i) Magnetar Financial LLC, a Delaware limited liability company, (ii) Magnetar Capital Partners LP, a Delaware limited partnership, (iii) Supernova Management LLC, a Delaware limited liability company, and (iv) David J. Snyderman, a citizen of the United States of America. The address of the principal business office of such persons is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

We do not currently have any arrangements which if consummated may result in a change of control of the Company.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

A single Class B ordinary share was issued on January 11, 2024, to establish the Company’s legal existence upon incorporation. This share has no economic value and was subsequently forfeited.

On January 14, 2024, the Company received $25,000 for issuance of 7,475,000 Class B ordinary shares (the “Founder Shares”). The Sponsor has agreed to forfeit up to an aggregate of 925,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units is not exercised in full by the underwriters.

On August 5, 2024, the Sponsor forfeited 1,150,000 Founder Shares for no consideration pursuant to the Amended and Restated Securities Subscription Agreement, resulting in the Sponsor holding an aggregate of 6,325,000 Founder Shares, of which up to an aggregate of 825,000 shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised.

On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration pursuant to the Second Amended and Restated Securities Subscription Agreement, resulting in the Sponsor holding an aggregate of 6,900,000 Founder Shares, of which up to an aggregate of 900,000 shares are subject to forfeiture depending on the extent to which the underwriters’ overallotment option is exercised.

The Founder Shares included an aggregate of up to 900,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full, so that the number of Founder Shares would represent 20% of the Company’s issued and outstanding shares after the IPO. On April 10, 2025, following the underwriters’ exercise of the over-allotment option, the shares are no longer subject to forfeiture. As of December 31, 2025, there were 6,900,000 Founder Shares issued and outstanding.

The Sponsor and initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial business combination or (B) the date following the completion o5 the initial business combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, the Founder Shares will be released from the lockup.

Administrative Services Agreement

The Company has entered into an agreement, commencing on the effective date of the IPO through the earlier of the Company’s consummation of a business combination and its liquidation, to pay an affiliate of Sponsor a total of up to $10,000 per month for office space and administrative and support services. For the year ended December 31, 2025, the Company accrued and paid $90,000 for office space and administrative and support services. As of December 31, 2025, no balances are outstanding.

Consulting Services

On February 1, 2024 the Company entered into a consulting agreement for advisory services with an entity affiliated with the President of the Company with a fee of $15,000 per month. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The entity affiliated with the President of the Company billed a consulting fee of $165,000 during the period from January 11, 2024 (inception) through December 31, 2024. In April 2025, the entity affiliated with the Company’s president agreed to waive all outstanding balances billed under the consulting agreement. On April 14, 2025, a new agreement was executed, amending the terms of the previously signed contract. Under this revised agreement, the Company will pay a monthly consulting fee of $10,000, effective April 1, 2025. As of December 31, 2025 and 2024, outstanding balances were $90,000 and $135,000, respectively, classified under due to related party in the accompanying balance sheets.

Related Party Loans

On January 24, 2024, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the IPO. There were no amounts outstanding as of December 31, 2025.

Due to / from Sponsor

The Sponsor covered various formation, operating, and deferred offering costs for the Company. After settling the outstanding amount as of December 31, 2024, the amount due to Sponsor was $74,200. As of December 31, 2025, there were $25,000 due from the Sponsor.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Item 14. Principal Accountant Fees and Services.

The firm WithumSmith+Brown PC acts as our independent registered public accounting firm. The following is a summary of fees paid to WithumSmith+Brown PC for services rendered during the Company’s fiscal year ended December 31, 2025 (“FY 2025”) and December 31, 2024 (“FY 2024”).

Audit Fees. Fees for services performed in review of the financial information included in our Quarterly Reports on Form 10-Q and this Annual Report on Form 10-K were approximately $135,966 and $81,640 for FY 2025 and FY 2024, respectively.

Audit-Related Fees. WithumSmith+Brown PC billed no fees for services other than those described above under “Audit Fees” for FY 2025 and FY 2024.

Tax Fees. During FY 2025 and FY 2024 WithumSmith+Brown PC did not render services to us for tax compliance, tax advice or tax planning.

All Other Fees. During FY 2025 and FY 2024 no other services were provided by WithumSmith+Brown PC other than those set forth above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures requiring the pre-approval of all audit and permissible non-audit services performed by the independent auditor. These services may be pre-approved on a case-by-case basis or pursuant to pre-approved categories. The Audit Committee may delegate pre-approval authority to a subcommittee or one or more of its members. All services provided in 2025 were pre-approved in accordance with these policies. The Audit Committee believes that these policies help ensure that the auditor remains independent and that services provided are consistent with SEC standards.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and the period from January 11, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and the period from January 11, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and the period from January 11, 2024 (inception) through December 31, 2024	F-6
Notes to the Financial Statements	F-7

(2)	Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated April 8, 2025, by and between the Registrant and Cantor Fitzgerald & Co., as representative of the underwriters, (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42590), filed with the Securities and Exchange Commission on April 11, 2025).
3.1*	Memorandum and Articles of Association, (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
3.2*	Amended and Restated Memorandum and Articles of Association, (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
4.1*	Specimen Unit Certificate, (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
4.2*	Specimen Ordinary Share Certificate, (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
4.3*	Specimen Warrants Certificate (appended as exhibit to Exhibit 4.4), (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
4.4*	Warrant Agreement, dated April 8, 2025, by and between Continental Stock Transfer & Trust Company and the Registrant, (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42590), filed with the Securities and Exchange Commission on April 11, 2025).
4.5**	Description of Securities.
10.1*	Letter Agreement, dated April 8, 2025, by and among the Registrant and its founders, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42590), filed with the Securities and Exchange Commission on April 11, 2025).
10.2*	Investment Management Trust Agreement, dated April 8, 2025, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant, (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42590), filed with the Securities and Exchange Commission on April 11, 2025).
10.3*	Registration Rights Agreement, dated April 8, 2025, by and among the Registrant and certain security holders, (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42590), filed with the Securities and Exchange Commission on April 11, 2025).
10.4*	Securities Subscription Agreement, between the Registrant and the Sponsor dated January 24, 2024, (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
10.5*	Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated August 16, 2024, (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
10.6*	Second Amended and Restated Securities Subscription Agreement, between the Registrant and the Sponsor dated March 4, 2025, (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
10.7*	Private Placement Warrants Purchase Agreement dated April 8, 2025, by and among the Registrant and the Sponsor, (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42590), filed with the Securities and Exchange Commission on April 11, 2025).

Exhibit No.	Description
10.8*	Amended and Restated Private Placement Warrants Purchase Agreement dated April 10, 2025, by and among the Registrant and the Sponsor, (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42590), filed with the Securities and Exchange Commission on April 11, 2025).
10.9*	Private Placement Warrants Purchase Agreement, dated April 8, 2025, by and among the Registrant, Cantor Fitzgerald & Co. and Odeon Capital Group LLC, (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42590), filed with the Securities and Exchange Commission on April 11, 2025).
10.10*	Form of Indemnity Agreement, (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
10.11*	Administrative Services Agreement, dated April 8, 2025, by and between the Registrant and the Sponsor, (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42590), filed with the Securities and Exchange Commission on April 11, 2025).
10.12*	Promissory Note issued to Titan Acquisition Sponsor Holdco LLC, (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
10.13*	Amended and Restated Promissory Note issued to Titan Acquisition Sponsor Holdco LLC, (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
14.1*	Form of Code of Ethics, (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
19.1*	Insider Trading Policy and Dissemination of Inside Information (incorporated by reference to Exhibit 19.1 to the Company’s Registration Statement on Form S-1 (File No. 333-285659), filed with the Securities and Exchange Commission on April 3, 2025).
24**	Power of Attorney (included on signature page hereto).
31.1**	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1**	Policy on Recoupment of Incentive Compensation.

*	Previously filed.
**	Furnished herewithin.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Titan Acquisition Corp.

Date: March 31, 2026

By:	/s/ Adeel Rouf
Adeel Rouf
Chief Financial Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adeel Rouf as true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Frank Mastrangelo	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2026
Frank Mastrangelo	(Principal executive officer) and Director

/s/ Adeel Rouf	Chief Financial Officer and Director	March 31, 2026
Adeel Rouf	(Principal financial and accounting officer)

/s/ Pawneet Abramowski	Director	March 31, 2026
Pawneet Abramowski

/s/ Walter Beach	Director	March 31, 2026
Walter Beach

/s/ Leslie Goldman Tepper	Director	March 31, 2026
Leslie Goldman Tepper

