Form 10-K/A
period 2025-12-31
Titan Acquisition Corp.
filed 2026-04-06
CIK 2009183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 001-42590

Titan Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

131 Concord Street Brooklyn, NY	11201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (347) 720-2907

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	TACHU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	TACH	The Nasdaq Stock Market LLC
Warrants, each whole warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, exercisable 30 days after the completion of our initial business combination and will expire five years after the completion of our initial business combination or earlier upon redemption or our liquidation	TACHW	The Nasdaq Stock Market LLC

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

There were 27,600,000 Class A ordinary shares, par value $0.0001 per share, issued and outstanding and 6,900,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding as of April 1, 2026.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K filed on March 31, 2026 (the “Original Annual Report”) of Titan Acquisition Corp. (the “Company”) is being filed solely for the purpose of correcting a scrivener’s error under the caption “Item 8. Financial Statements and Supplementary Data” of the Original Annual Report in the date of the Report of Independent Registered Public Accounting Firm (the “Audit Report”). This Amendment is being filed solely to change the date of the Audit Report from “March 31, 2026” to “March 30, 2026”. A revised Audit Report is included in this Amendment.

Except as described above, no other changes have been made to the Original Annual Report. We have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report.

The Company has included as exhibits to this Amendment updated certifications from the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

1

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

March 30, 2026

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

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Titan Acquisition Corp.

By:	/s/ Adeel Rouf
Adeel Rouf
Chief Financial Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Frank Mastrangelo	Chief Executive Officer and Chairman of the Board of Directors	April 6, 2026
Frank Mastrangelo	(Principal executive officer) and Director

/s/ Adeel Rouf	Chief Financial Officer and Director	April 6, 2026
Adeel Rouf	(Principal financial and accounting officer)

/s/ Pawneet Abramowski	Director	April 6, 2026
Pawneet Abramowski

/s/ Walter Beach	Director	April 6, 2026
Walter Beach

/s/ Leslie Goldman Tepper	Director	April 6, 2026
Leslie Goldman Tepper

