Form 10-Q
period 2026-03-31
Titan Acquisition Corp.
filed 2026-05-14
CIK 2009183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

As of May 13, 2026, the registrant had a total of 27,600,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

TITAN ACQUISITION CORP

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created thereby. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” of our Prospectus dated April 8, 2025 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in any subsequent filing we make with the SEC, as well as in any documents incorporated by reference that describe risks and factors that could cause results to differ materially from those projected in these forward-looking statements.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Titan Acquisition Corp

PART I - FINANCIAL INFORMATION

Titan Acquisition Corp

Item 1. Interim Financial Statements.

Condensed Balance Sheets

	As at March 31, 2026 (Unaudited)	As at December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$504,157	$720,301
Due from Sponsor	25,000	25,000
Prepaid insurance – current	83,906	83,916
Total current assets	613,063	829,217
Investments held in Trust Account	288,118,410	285,607,085
Prepaid insurance	-	20,969
Total Assets	$288,731,473	$286,457,271

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,011,685	$608,202
Due to related party	120,000	90,000
Total current liabilities	1,131,685	698,202
Deferred underwriting commission	13,140,000	13,140,000
Total liabilities	14,271,685	13,838,202

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 and 27,600,000 shares issued and outstanding at redemption value of $10.44 and $10.35 per share as of March 31, 026 and December 31, 2025, respectively	288,118,410	285,607,085

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding excluding 27,600,000 Class A ordinary shares subject to possible redemption as of March 31, 2026 and December 31, 2025, respectively	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	690	690
Additional paid-in capital	-	-
Accumulated deficit	(13,659,312)	(12,988,706)
Total shareholders’ deficit	(13,658,622)	(12,988,016)
Total Liabilities and Shareholders’ Deficit	$288,731,473	$286,457,271

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Operations (Unaudited)

	Three Months ended March 31, 2026	Three Months ended March 31, 2025
General and administrative expenses	$676,713	$78,292
Loss from operations	(676,713)	(78,292)

Interest income on cash account	6,107	-
Interest income on investments held in trust account	2,511,325	-
Net income (loss)	$1,840,719	$(78,292)

Weighted average shares outstanding, basic and diluted	27,600,000	-
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.05	$-

Weighted average shares outstanding of Class B ordinary shares, basic and diluted(1)(2)	6,900,000	6,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$(0.01)

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option, releasing 900,000 shares from forfeiture. For the purpose of calculating net loss per share for the period three months ended March 31, 2025, the weighted average shares outstanding have been retroactively adjusted to reflect these issuances.
(2)	For the purpose of calculating basic and diluted earnings per share for Class B ordinary shares for the period three months ended March 31, 2025, the weighted-average number of Class B ordinary shares excludes up to 900,000 shares that were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full or in part. On April 10, 2025, the underwriters fully exercised the over-allotment option; accordingly, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

Titan Acquisition Corp

Condensed Statements of Changes in Shareholders’ Deficit (Unaudited)

Three months ended March 31, 2026 and 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	-	$-	6,900,000	$690	$-	$(12,988,706)	$(12,988,016)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	-	1,840,719	1,840,719
Net income	-	-	-	-	-	(2,511,325)	(2,511,325)
Balance – March 31, 2026	-	$-	6,900,000	$690	$-	$(13,659,312)	$(13,658,622)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	-	$-	6,900,000	$690	$24,310	$(253,240)	$(228,240)
Net loss	-	-	-	-	-	(78,292)	(78,292)
Balance – March 31, 2025(1)	-	$-	6,900,000	$690	$24,310	$(331,532)	$(306,532)

(1)	On January 24, 2024, the Company issued 7,475,000 Class B ordinary shares. On August 5, 2024, the Company forfeited 1,150,000 Founder Shares for no consideration resulting in the Sponsor holding a total of 6,325,000 Class B ordinary shares. On March 4, 2025, the Company issued an additional 575,000 Founder Shares for no consideration, resulting in the Sponsor holding an aggregate of 6,900,000 Class B ordinary shares. On April 10, 2025, the underwriters fully exercised their over-allotment option. As a result, the shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Cash Flows (Unaudited)

	Three Months ended March 31, 2026	Three Months ended March 31, 2025
Cash Flows from Operating Activities:
Net Income (loss)	$1,840,719	$(78,292)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments in Trust Account	(2,511,325)
Changes in operating assets and liabilities:
Increase in prepaid insurance - current	10	-
Increase in due from Sponsor	-	163,784
Increase in payable to related party	30,000	98,099
Increase (decrease) in accounts payable and accrued expenses	403,483	(183,608)
Prepaid insurance	20,969	-
Net cash used in operating activities	(216,144)	(17)

Net decrease in cash	(216,144)	(17)
Cash – beginning of the period	720,301	25,000
Cash – end of the period	$504,157	$24,983

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering expenses	-	300,000

The accompanying notes are an integral part of these condensed financial statements.

TITAN ACQUISITION CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED)

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

As of March 31, 2026, the Company had not yet commenced operations. All activity for the period from January 11, 2024 (inception) through March 31, 2026, relates to the Company’s formation and the Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting fees and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended, or the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern, Liquidity and Capital Sources

As of March 31, 2026 and December 31, 2025, the Company had cash balances of $504,157 and $720,301, respectively. The working capital was a deficit of $518,622 and surplus of $131,015 as of March 31, 2026 and December 31, 2025. The Company has incurred and expects to continue to incur significant costs primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the trust account is not sufficient to pay our income taxes. The Company’s mandatory liquidation date, absent a consummated business combination, is April 10, 2027 which is within one year from the issuance date of these condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued. Management intends to complete a business combination within the next six months. In addition, the Company’s Sponsor, officers, and directors have agreed to waive certain future administrative fees to preserve cash resources and may, but are not obligated to, provide working capital loans in such amounts and at such times as they determine in their sole discretion.

In connection with the management’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements --Going Concern,” the Company’s management has determined that the liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within next 12 months. The condensed financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 10, 2025, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

As of March 31, 2026, the public and private warrants are exercisable to purchase in aggregate, 13,800,000 and 8,110,056 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income (loss) per share:

Numerator:
Allocation of net income (loss)	$1,472,575	$368,144	$-	$(78,242)

Denominator:
Weighted average shares outstanding, basic and diluted	27,600,000	6,900,000	-	6,000,000

Basic and diluted net income (loss) per share	$0.05	$0.05	$-	$(0.01)

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Warrant Instruments

In conjunction with the IPO on April 10, 2025, the Company accounted for the Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of March 31, 2026 and December 31, 2025, there were 21,910,056 warrants, including 13,800,000 Warrants and 8,110,056 Private Placement Warrants, and nil outstanding respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025 the Company had $5,464 in cash and $498,693 in cash equivalents and $17,715 in cash and $702,586 in cash equivalents, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The estimated fair values of investments held in the Trust Account are determined using available market information. The interest income on these investments are included in the statement of operations. At March 31, 2026, the assets held in the Trust Account of $288,118,410 were held in money market funds

Concentration of Credit Risk

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, at March 31, 2026, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less: Proceeds allocated to public warrants	(3,808,800)
Less: Ordinary share issuance cost	(18,239,185)
Add: Remeasurement of carrying value to redemption value	31,655,070
Ordinary shares subject to possible redemption as of December 31, 2025	$285,607,085
Add: Remeasurement of carrying value to redemption value	2,511,325
Ordinary shares subject to possible redemption as of March 31, 2026	$288,118,410

As of December 31, 2025 and March 31, 2026, there were 27,600,000 Class A ordinary shares issued or outstanding.

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor will be added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$504,157	$720,301
Due from Sponsor	25,000	25,000
Investments held in Trust Account	288,118,410	285,607,085
Prepaid insurance	83,906	104,885
Total Assets	$288,731,473	$286,457,271

	Three months ended March 31, 2026	Three months ended March 31, 2025
General and administrative expenses	$676,713	$78,292
Loss from operations	(676,713)	(78,292)

Interest income on cash account	6,107	-
Interest income on investments held in Trust Account	2,511,325	-
Net Income (loss)	$1,840,719	$(78,292)

The CODM reviews the position of total assets available with the Company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds raised from the public offering.

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

As of March 31, 2026 and December 31, 2025, there were 6,900,000 Founder Shares issued and outstanding.

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

Related Party Loans

Prior to the closing of the initial public offering, the Sponsor committed to providing the Company with a loan facility of up to $300,000 under a promissory note to cover a portion of the offering-related expenses. The loan was non-interest bearing, unsecured, and repayable upon the earlier of December 31, 2025, or the completion of the offering. As of March 31, 2026 and December 31, 2025, no amounts had been drawn under this agreement, and accordingly, no outstanding balance were outstanding. Upon the successful completion of the initial public offering on April 10, 2025, the loan facility is no longer available to the Company.

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of March 31, 2026 and December 31, 2025, the Sponsor owed the Company $25,000 for the private placement warrants.

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

Administrative Agreement

Commencing April 10, 2025, the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative, financial and support services. During the three months ended March 31, 2026 and 2025 the Company accrued an amount of $30,000 and $0, respectively. As of March 31, 2026 and December 31, 2025, outstanding balances were $120,000 and $90,000 respectively, classified under due to related party in the accompanying balance sheets.

Consulting Agreement

On February 1, 2024 the Company entered into a consulting agreement for advisory services with an entity affiliated with the President of the Company with a fee of $15,000 per month. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The entity affiliated with the President of the Company billed a consulting fee of $165,000 during the period from January 11, 2024 (inception) through December 31, 2024. In April 2025, the entity affiliated with the Company’s President agreed to waive all outstanding balances amounting to $165,000 billed under the consulting agreement. On April 14, 2025, a new agreement was executed, amending the terms of the previously signed contract. Under this revised agreement, the Company will pay a monthly consulting fee of $10,000, effective April 1, 2025. As of March 31, 2026 and December 31, 2025, no balances were outstanding.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Notes (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Notes and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 0 Class A ordinary shares issued or outstanding excluding 27,600,000 Class A ordinary shares subject to possible redemption.

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

As of March 31, 2026 and December 31, 2025, there were 6,900,000 Founder Shares issued and outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Warrants — As of March 31, 2026 and December 31, 2025, there were 21,910,056 warrants, including 13,800,000 Warrants and 8,110,056 Private Placement Warrants, and nil outstanding, respectively.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair values of held-to-maturity securities at March 31, 2026 and December 31, 2025 are as follows:

	Description	Level	Fair Value
March 31, 2026	Money market fund	1	$288,118,410
December 31, 2025	Money market fund	1	$285,607,085

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

Results of Operations and Known Trends or Future Events

We have not engaged in any operations or generated any revenues to date. Our activities for the period from inception through March 31, 2026 have been limited to organizational activities and those necessary to prepare for our initial public offering. We will not generate operating revenues until the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account.

There has been no significant change in our financial position since the date of our audited financial statements, and no material adverse changes have occurred. Until the completion of business combination, we expect to incur increased expenses as a result of operating as a public company, including legal, financial reporting, accounting and auditing compliance costs, as well as costs associated with due diligence activities in connection with a potential business combination. As a result, we expect our general and administrative expenses to increase significantly in future periods.

For the three months ended March 31, 2026 and 2025 we had a net income (loss) of 1,840,719 and (78,292) respectively, primarily comprised of unrealized return on investments held in trust account and general and administrative costs related to our Initial Public Offering.

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

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of March 31, 2026, we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included as we have not conducted any operations to date.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimates to be disclosed.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations carefully consider the factors discussed in “Risk Factors” of our Prospectus dated April 8, 2025 and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal year 2026 to the risk factors that were included in the Prospectus.

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

Date: May 14, 2026	Titan Acquisition Corp

	By:	/s/ Frank Mastrangelo
Frank Mastrangelo
Chief Executive Officer

By:	/s/ Adeel Rouf
Adeel Rouf
Chief Financial Officer