Form 10-Q
period 2026-06-30
Titan Acquisition Corp.
filed 2026-08-13
CIK 2009183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 13, 2026, the registrant had a total of 27,600,000 Class A ordinary shares, $0.0001 par value, issued and outstanding and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Titan Acquisition Corp

PART I - FINANCIAL INFORMATION

Titan Acquisition Corp

Item 1. Interim Financial Statements.

Condensed Balance Sheets

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$247,336	$720,301
Due from Sponsor	25,000	25,000
Prepaid insurance – current	62,927	83,916
Total current assets	335,263	829,217
Investments held in Trust Account	290,668,668	285,607,085
Prepaid insurance	-	20,969
Total Assets	$291,003,931	$286,457,271

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,181,273	$608,202
Due to related party	150,000	90,000
Total current liabilities	1,331,273	698,202
Deferred underwriting commission	13,140,000	13,140,000
Total liabilities	14,471,273	13,838,202

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 27,600,000 and 27,600,000 shares issued and outstanding at redemption value of $10.53 and $10.35 per share as of June 30, 2026 and December 31, 2025, respectively	290,668,668	285,607,085

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 27,600,000 Class A ordinary shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	-	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	690	690
Additional paid-in capital	-	-
Accumulated deficit	(14,136,700)	(12,988,706)
Total shareholders’ deficit	(14,136,010)	(12,988,016)
Total Liabilities and Shareholders’ Deficit	$291,003,931	$286,457,271

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Operations (Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
General and administrative expenses	$481,615	$(53,422)	$1,158,329	$24,870
(Loss) income from operations	(481,615)	53,422	(1,158,329)	(24,870)

Interest income on cash account	4,228	5,249	10,335	5,247
Interest income on investments held in Trust Account	2,550,258	2,573,413	5,061,583	2,573,413
Net income	$2,072,871	$2,632,084	$3,913,589	$2,553,790

Weighted average shares outstanding, basic and diluted	27,600,000	24,870,330	27,600,000	12,503,867
Basic and diluted net income per ordinary share, Class A redeemable ordinary shares	$0.06	$0.08	$0.11	$0.14

Weighted average shares outstanding of Class B ordinary shares, basic(1)	6,900,000	6,810,989	6,900,000	6,407,735
Basic net income per share, Class B ordinary shares	$0.06	$0.08	$0.11	$0.14

Weighted average shares outstanding of Class B ordinary shares, diluted(1)	6,900,000	6,900,000	6,900,000	6,900,000
Diluted net income per share, Class B ordinary shares	$0.06	$0.08	$0.11	$0.13

1)	On April 10, 2025, the underwriters fully exercised the over-allotment option, and the 900,000 Class B ordinary shares previously subject to forfeiture were released from forfeiture. The computation of the weighted-average number of basic and diluted shares outstanding takes into account the exercise of the option on April 10, 2025.

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Changes in Shareholders’ Deficit (Unaudited)

Three and six months ended June 30, 2026 and 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	-	$-	6,900,000	$690	$-	$(12,988,706)	$(12,988,016)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	-	1,840,719	1,840,719
Net income (loss)	-	-	-	-	-	(2,511,325)	(2,511,325)
Balance – March 31, 2026 (unaudited)	-	$-	6,900,000	$690	$-	$(13,659,312)	$(13,658,622)
Accretion for Class A ordinary shares subject to redemption amount	-	-	-	-	-	(2,550,259)	2,550,259
Net income	-	-	-	-	-	2,072,871	2,072,871
Balance – June 30, 2026 (unaudited)	-	$-	6,900,000	$690	$-	$(14,136,700)	$(14,136,010)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	-	$-	6,900,000	$690	$24,310	$(253,240)	$(228,240)
Net loss	-	-	-	-	-	(78,292)	(78,292)
Balance – March 31, 2025 (unaudited)	-	$-	6,900,000	$690	$24,310	$(331,532)	$(306,532)
Issuance of private units		-		-	8,110,056		8,110,056
Fair value of public warrants		-		-	3,808,800		3,808,800
Allocated value of transaction costs to Public and Private warrants		-		-	(259,757)		(259,757)
Accretion for Class A ordinary shares subject to redemption amount		-		-	(26,001,398)		(26,001,398)
Reclass of additional paid in capital to accumulated deficit		-		-	14,317,989	(14,317,989)	-
Net income		-		-		2,632,084	2,632,084
Balance – June 30, 2025 (unaudited)	-	$-	6,900,000	$690	$-	$(12,017,437)	$(12,016,747)

The accompanying notes are an integral part of these condensed financial statements.

Titan Acquisition Corp

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$3,913,589	$2,553,790
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(5,061,583)	(2,573,413)
Changes in current assets and liabilities:
prepaid insurance - current	20,989	(83,916)
accounts payable and accrued expenses	573,071	(179,040)
due to Sponsor	-	(99,200)
due to related party	60,000	-
prepaid insurance	20,969	(62,929)
Net cash used in operating activities	(472,965)	(444,708)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(277,380,000)
Net cash used in investing activities	-	(277,380,000)

Cash Flows from Financing activities:
Proceeds from Issuance of shares to Sponsor
Gross proceeds from initial public offering	-	276,000,000
Proceeds from private placement	-	8,110,056
Payment of offering costs	-	(5,358,940)
Net cash provided by financing activities	-	278,751,116

Net (decrease) increase in cash and cash equivalents	(472,965)	926,408
Cash and cash equivalents – beginning of the period	720,301	25,000
Cash and cash equivalents – end of the period	$247,336	$951,408

Supplemental disclosure of noncash investing and financing activities:
Deferred underwriting fee payable	-	13,140,000

The accompanying notes are an integral part of these condensed financial statements.

TITAN ACQUISITION CORP

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

June 30, 2026 (UNAUDITED)

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

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from January 11, 2024 (inception) through June 30, 2026, relates to the Company’s formation and the Public Offering, which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $18,498,942, consisting of $4,800,000 of cash underwriting fees, $13,140,000 of deferred underwriting fees.

On June 1, 2026, Titan Acquisition Corp (“Titan”) entered into a Business Combination Agreement with OpenPayd Global Holdings Limited (“PubCo”), OpenPayd Holdings Limited (the “Company”), Titan’s sponsor, and the Company’s shareholders. Under the agreement, Titan will merge with and into PubCo, and PubCo will separately acquire the Company, such that the Company becomes a wholly owned subsidiary of PubCo (together, the “Transactions”).

At Closing, Titan shareholders will receive one PubCo ordinary share for each Titan share held (subject to redemption rights), and Titan warrants will convert into equivalent PubCo warrants. The Company’s shareholders will receive PubCo ordinary shares with an aggregate value of $800,000,000. Consummation of the Transactions is subject to customary closing conditions, including Titan shareholder approval, effectiveness of a Form F-4 registration statement, Nasdaq listing approval, and a minimum aggregate transaction proceeds condition of $130,000,000. The Business Combination Agreement may be terminated under certain circumstances, including if Closing has not occurred by December 31, 2026.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per-share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern, Liquidity and Capital Sources

As of June 30, 2026 and December 31, 2025, the Company had cash balances of $247,336 and $720,301, respectively. The working capital was a deficit of $996,010 and surplus of $131,015 as of June 30, 2026 and December 31, 2025, respectively. The Company has incurred and expects to continue to incur significant costs primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the Trust Account is not sufficient to pay the Company’s income taxes. The Company’s mandatory liquidation date, absent a consummated business combination, is April 10, 2027 which is within one year from the issuance date of these condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed financial statements are issued. Management intends to complete a business combination within the next six months. In addition, the Company’s Sponsor, officers, and directors have agreed to waive certain future administrative fees to preserve cash resources and may, but are not obligated to, provide working capital loans in such amounts and at such times as they determine in their sole discretion.

In connection with the management’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company’s management has determined that the liquidity condition, should a Business Combination not occur, and potential subsequent dissolution raise substantial doubt about its ability to continue as a going concern through the earlier of the liquidation date or the completion of the initial Business Combination. There is no assurance that the Company’s plans to consummate the initial Business Combination will be successful or successful within next 12 months. The condensed financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 10, 2025, as well as the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 31, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Net Income per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. Remeasurement of carrying value to redemption value of redeemable shares of ordinary shares is excluded from income per share as the redemption value approximates fair value.

As of June 30, 2026 and June 30, 2025, the public and private warrants are exercisable to purchase in aggregate, 13,800,000 and 8,110,056 ordinary shares, respectively. The weighted average of these shares was excluded from the calculation of diluted net income per ordinary shares since the inclusion of such rights and warrants would be anti-dilutive. The warrants cannot be converted to shares of ordinary shares prior to an initial Business Combination; therefore, they have been classified as anti-dilutive.

	Three months ended June 30, 2026		Three months ended June 30, 2025
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income per share:

Numerator:
Allocation of net income	$1,658,297	$414,574	$2,066,227	$565,857

Denominator:
Weighted average shares outstanding, basic	27,600,000	6,900,000	24,870,330	6,810,989

Basic net income per share	$0.06	$0.06	$0.08	$0.08
Weighted average shares outstanding, diluted	27,600,000	6,900,000	24,870,330	6,900,000
Diluted net income per share	$0.06	$0.06	$0.08	$0.08

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Redeemable Class A	Non- Redeemable Class B	Redeemable Class A	Non- Redeemable Class B
Basic and diluted net income per share:

Numerator:
Allocation of net income	$3,130,871	$782,718	$1,688,501	$865,289

Denominator:
Weighted average shares outstanding, basic	27,600,000	6,900,000	12,503,867	6,407,735

Basic net income per share	$0.11	$0.11	$0.14	$0.14
Weighted average shares outstanding, diluted	27,600,000	6,900,000	12,503,867	6,900,000
Diluted net income per share	$0.11	$0.11	$0.14	$0.13

Warrant Instruments

In conjunction with the IPO on April 10, 2025, the Company accounted for the Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. As of June 30, 2026 and December 31, 2025, there were 21,910,056 warrants, including 13,800,000 Warrants and 8,110,056 Private Placement Warrants, and nil outstanding, respectively.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had $54,415 in cash and $192,921 in cash equivalents and $17,715 in cash and $702,586 in cash equivalents, respectively.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. The estimated fair values of investments held in the Trust Account are determined using available market information. The interest income on these investments are included in the condensed statements of operations. At June 30, 2026 and December 31, 2025, the assets held in the Trust Account of $290,668,668 and $285,607,085, respectively, were held in money market funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

●	Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

The Company’s public warrants were valued using a Monte Carlo Simulation model and were classified within shareholders’ deficit and will not require remeasurement after issuance. See Note 9 for additional information for instruments measured at fair value.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Accordingly, at June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less: Proceeds allocated to public warrants	(3,808,800)
Less: Ordinary share issuance cost	(18,239,185)
Add: Accretion for Class A ordinary shares subject to redemption amount	31,655,070
Ordinary shares subject to possible redemption as of December 31, 2025	285,607,085
Add: Accretion for Class A ordinary shares subject to redemption amount	5,061,583
Ordinary shares subject to possible redemption as of June 30, 2026	$290,668,668

As of June 30, 2026 and December 31, 2025, there were 27,600,000 Class A ordinary shares issued or outstanding.

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

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$247,336	$720,301
Due from Sponsor	25,000	25,000
Investments held in Trust Account	290,668,668	285,607,085
Prepaid insurance	62,927	104,885
Total Assets	$291,003,931	$286,457,271

	Three months ended June 30, 2026	Three months ended June 30, 2025
General and administrative expenses	$481,615	$(53,422)
(Loss) income from operations	(481,615)	53,422

Interest income on cash account	4,228	5,249
Interest income on investments held in Trust Account	2,550,258	2,573,413
Net Income (loss)	$2,072,871	$2,632,084

	Six months ended June 30, 2026	Six months ended June 30, 2025
General and administrative expenses	$1,158,329	$24,870
Loss from operations	(1,158,329)	(24,870)

Interest income on cash account	10,335	5,247
Interest income on investments held in Trust Account	5,061,583	2,573,413
Net Income (loss)	$3,913,589	$2,553,790

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

As of June 30, 2026 and December 31, 2025, there were 6,900,000 Founder Shares issued and outstanding.

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

Due from Sponsor

As of June 30, 2026 and December 31, 2025, the Sponsor owed the Company $25,000 for the private placement warrants.

Related Party Loans

Prior to the closing of the initial public offering, the Sponsor committed to providing the Company with a loan facility of up to $300,000 under a promissory note to cover a portion of the offering-related expenses. The loan was non-interest bearing, unsecured, and repayable upon the earlier of December 31, 2025, or the completion of the offering. As of June 30, 2026 and December 31, 2025, no amounts had been drawn under this agreement, and accordingly, no balances were outstanding. Upon the successful completion of the initial public offering on April 10, 2025, the loan facility is no longer available to the Company.

The Sponsor paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. As of June 30, 2026 and December 31, 2025 no amounts were outstanding.

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

Administrative Agreement

Commencing April 10, 2025, the date that the Company’s securities were first listed on The Nasdaq Stock Market LLC (“Nasdaq”) through the earlier of consummation of the initial Business Combination and the liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative, financial and support services. During the three months ended June 30, 2026 and 2025, the Company accrued an amount of $30,000 and $0, respectively. During the six months ended June 30, 2026 and 2025, the Company accrued an amount of $60,000 and $0, respectively. As of June 30, 2026 and December 31, 2025, outstanding balances were $150,000 and $90,000, respectively, classified under due to related party in the accompanying condensed balance sheets.

Consulting Agreement

On February 1, 2024, the Company entered into a consulting agreement for advisory services with an entity affiliated with the President of the Company with a fee of $15,000 per month. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The entity affiliated with the President of the Company billed a consulting fee of $165,000 during the period from January 11, 2024 (inception) through December 31, 2024. In April 2025, the entity affiliated with the Company’s President agreed to waive all outstanding balances amounting to $165,000 billed under the consulting agreement. On April 14, 2025, a new agreement was executed, amending the terms of the previously signed contract. Under this revised agreement, the Company will pay a monthly consulting fee of $10,000, effective April 1, 2025. During the three months ended June 30, 2026 and 2025, the Company accrued an amount of $30,000 and $30,000, respectively. During the six months ended June 30, 2026 and 2025, the Company accrued an amount of $60,000 and $30,000, respectively. As of June 30, 2026 and December 31, 2025, no balances were outstanding.

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 0 Class A ordinary shares issued or outstanding excluding 27,600,000 Class A ordinary shares subject to possible redemption.

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

As of June 30, 2026 and December 31, 2025, there were 6,900,000 Founder Shares issued and outstanding.

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

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Warrants — As of June 30, 2026 and December 31, 2025, there were 21,910,056 warrants, including 13,800,000 Warrants and 8,110,056 Private Placement Warrants.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The fair values of held-to-maturity securities at June 30, 2026 and December 31, 2025 are as follows:

	Description	Level	Fair Value
June 30, 2026	Money market fund	1	$290,668,668
December 31, 2025	Money market fund	1	$285,607,085

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

Public Warrants are not remeasured subsequent to the date of the IPO. As of June 30, 2026 and December 31, 2025 there were 13,800,000 and nil warrants outstanding.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Recent Developments

On June 1, 2026, Titan Acquisition Corp (“Titan”) entered into a Business Combination Agreement with OpenPayd Global Holdings Limited (“PubCo”), OpenPayd Holdings Limited (the “Company”), Titan’s sponsor, and the Company’s shareholders. Under the agreement, Titan will merge with and into PubCo, and PubCo will separately acquire the Company, such that the Company becomes a wholly owned subsidiary of PubCo (together, the “Transactions”).

At Closing, Titan shareholders will receive one PubCo ordinary share for each Titan share held (subject to redemption rights), and Titan warrants will convert into equivalent PubCo warrants. The Company’s shareholders will receive PubCo ordinary shares with an aggregate value of $800,000,000. Consummation of the Transactions is subject to customary closing conditions, including Titan shareholder approval, effectiveness of a Form F-4 registration statement, Nasdaq listing approval, and a minimum aggregate transaction proceeds condition of $130,000,000. The Business Combination Agreement may be terminated under certain circumstances, including if Closing has not occurred by December 31, 2026.

Results of Operations and Known Trends or Future Events

We have not engaged in any operations or generated any revenues to date. Our activities for the period from inception through June 30, 2026 have been limited to organizational activities and those necessary to prepare for our initial public offering. We will not generate operating revenues until the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents held in the trust account.

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

For the three months ended June 30, 2026 and 2025, the Company reported net income of $2,072,871 and $2,632,084, respectively. Net income for the periods was driven primarily by investment income earned on funds held in the Trust Account of $2,550,258 and $2,573,413, respectively, and other income of $4,228 and $5,249, respectively. These amounts were partially offset by general and administrative expenses of $481,615 in 2026, while 2025 included a net general and administrative benefit of $53,422.

For the six months ended June 30, 2026 and 2025, the Company reported net income of $3,913,589 and $2,553,790, respectively. Net income for the respective periods was primarily attributable to investment income earned on funds held in the Trust Account of $5,061,583 and $2,573,413, and other income of $10,335 and $5,247, respectively, partially offset by general and administrative expenses of $1,158,329 and general and administrative income of $24,870, respectively.

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

Our liquidity needs were satisfied prior to the completion of Initial Public Offering through $25,000 received from the sponsor for the issuance of the founder shares to our sponsor and up to $300,000 in loans from our sponsor under an unsecured promissory note. As of June 30, 2026, we had not borrowed any amount under the promissory note with our sponsor to be used for a portion of the expenses of this offering.

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

As of June 30, 2026 and December 31, 2025, the Company had cash balances of $247,336 and $720,301, respectively. The working capital was a deficit of $996,010 and surplus of $131,015 as of June 30, 2026 and December 31, 2025, respectively. The Company has incurred and expects to continue to incur significant costs primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay income taxes to the extent the interest earned on the Trust Account is not sufficient to pay the Company’s income taxes. The Company’s mandatory liquidation date, absent a consummated business combination, is April 10, 2027 which is within one year from the issuance date of these condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed financial statements are issued. Management intends to complete a business combination within the next six months. In addition, the Company’s Sponsor, officers, and directors have agreed to waive certain future administrative fees to preserve cash resources and may, but are not obligated to, provide working capital loans in such amounts and at such times as they determine in their sole discretion.

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations. No unaudited quarterly operating data is included as we have not conducted any operations to date.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the agreement to pay to the Sponsor or an affiliate thereof $10,000 per month for office space, utilities, secretarial and administrative support and $10,000 per month for consulting services. We began incurring these fees on April 10, 2025 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Date: August 13, 2026	Titan Acquisition Corp

	By:	/s/ Frank Mastrangelo
Frank Mastrangelo
Chief Executive Officer

By:	/s/ Adeel Rouf
Adeel Rouf
Chief Financial Officer